Form 10-Q
period 1999-06-30
EUROKIOSK INC
filed 1999-08-12
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1999

-----------------------------------------------------------------

                         EUROKIOSK INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4054666
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


1 ROCKEFELLER PLAZA - SUITE 1600
NEW YORK, NEW YORK                            10020
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (212) 265-4600
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of June 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

         1,000,000 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .9
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 5.   CONTRIBUTED SERVICES . . . . . . . . . . . .9
          Note 6.   SUBSEQUENT EVENTS . . . . . . . . . . . . . 9

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 16

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 16

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 16

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 16

Item 5.   Other information. . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION


To the Board of Directors of EUROKIOSK, INC.

We have reviewed the accompanying balance sheet of EUROKIOSK, INC.,(a development stage company) as of June 30, 1999 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of EUROKIOSK INC.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Dated: New York, New York
       August 5, 1999

                       EUROKIOSK INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  June 30, 1999    March 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Due from Attorney Escrow             $3,060          $8,000
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $3,060          $8,000
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $3,060          $8,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $50
Accrued Expenses                      1,063           2,440
                                   _________         ________

Total Current Liabilities             1,063           2,440
                                   _________         ________
Total Liabilities                   $ 1,063           2,440

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,000,000 Shares                     1,000           1,000
Additional Paid in Capital           15,700          28,300
Deficit Accumulated During the
Development Stage                  ( 11,140)        (27,303)
                                   _________        ________

Total Stockholders' Equity          ( 5,560)        ( 1,997)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $3,060          $8,000

The accompanying notes and accountant's report are an integral part of these financial statements.

                         EUROKIOSK INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          June 31               March 31
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,000       N/A          2,100        N/A
 Legal (Note 4)       2,500                    7,500
 Rent Expense (Note 2)  600                    1,000
 Filing Fee              13                       50
 Contributed Svcs
       (Note 3)       4,500                    7,500
 Other Start Up Costs     0                      540
                    ________   _______       ________   ________

NET LOSS            ( 8,613)      N/A        (18,690)      N/A

NET LOSS PER SHARE     (.01)                    (.02)

Weighted Average
  Number of Shares
  Outstanding        1,000,000               961,783



The accompanying notes and accountant's report are an integral part of these financial statements.

                        EUROKIOSK INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            June 30, 1999        May 30, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 8,613)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Decrease in Due From Attorney
 Escrow Account                    4,940
Decrease in Accounts Payable and
Accrued Expenses                  (1,427)
                                 ________          ________

Total Adjustments                  3,513              N/A

Net Cash Used in
Operating Activities             ( 5,100)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Additional Paid in Capital
 Contributed by Shareholder        5,100
                                 ________         _______
Net Cash Provided
by Financing Activities            5,100

Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          EUROKIOSK INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

EUROKIOSK INC.,("the Company") was organized on October 27, 1998 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company is a developmental stage company. The directors are now determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merger with such businesses or to form an alliance. The Company has begun to consider and investigate potential operating businesses.


B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 6.


NOTE 2 - USE OF OFFICE SPACE

The Company occasionally uses 100 square feet of space for its executive offices at One Rockefeller Plaza, Suite 1600, New York, New York which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to additional paid-in capital.


NOTE 3 - CONTRIBUTED SERVICES

Two of the Company's officers render services on behalf of the company at no cost. The fair market value is $1,000 for one officer and $500 for the other. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.

NOTE 4 - LEGAL SERVICES

Legal services in the amount of $2,500 have been rendered by a shareholder and paid for as of June 30, 1999.

NOTE 5 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             JUNE 30, 1999

                    Net Loss Per Share          $ (0.01)

NOTE 6 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company established its office in New York, New York on November 1, 1998 when it began the initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to June 30, 1999 no revenue and a net loss from operations of $27,303. As of June 30, 1999, the Company had net capital of $1,997.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution.
Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months; however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years and to seek additional capital to fund further expansion of its operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. The Company has minimal assets, consisting of cash in the amount of $3,060, and no recent operating history.

The Company's goal is to develop an "internet-pay telephone" kiosk system throughout Australia. The Company also seeks to develop a system of smart cards which would be used in its internet kiosks and which would be compatible in regular pay telephones and ATM/debit machines. The Company has investigated potential sites where it can install the kiosks and has referred to professional consultants to determine the feasibility of accessing those sites.

As a result of that investigation, the Company believes that it would be best to install the kiosks in high profile areas which would enhance the kiosks' visibility to the public and which would be more lucrative. The Company therefore is seeking to enter into an alliance or joint venture with another entity which is active in the telecommunications area. The Company believes such an alliance would allow the Company's kiosks to be associated with a well known brand thus making them recognizable throughout the world.

The Company has no product or prototype of the internet telephone kiosk at this time. A prototype internet telephone kiosk will need to be developed and the Company would like to develop such a kiosk in a joint alliance with another well-known entity.

Investors are alerted that the Company is a development stage company. The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to succeed or sustain its business operations or achieve material profits.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient investment in the
Company to cover such expenses.   However, if the Company engages
outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to
raise additional funds.   There is no assurance that the Company
will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

To date, the Company has incurred expenses related to its research, accounting costs, attorneys fees and administrative costs. The Company has received use of office space free of charge from one of its shareholders, The Law Office of Shane Henty Sutton, P.C., located at 1 Rockefeller Plaza, Suite 1600, New York, New York. The Company has not been forgiven on any expenses or liabilities as of this date.

There is no certainty that the Company's business plans will be implemented successfully or become profitable. There is also no certainty that the Company will be able to operate a successful business. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company's efforts in the telecommunications, pay telephone and calling card industry will succeed or be accepted by the public.
Additionally, the telecommunications industry is highly competitive and there is substantial risk attributed to the investment and entry into such market. The industry is under constant pressure to change and adapt with the advent of new technology and there is no guarantee that the Company will be able to stay at the forefront

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company develops material operations. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

The Company foresees that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions. This means that in the event any offer made to the officers and/or directors of the Company for the purchase of the shares of the Company shall also be made all shareholders of the Company. In this regard, there shall be no conflict of interest and all shareholders shall be treated equally in any offer to purchase shares of the Company's common stock.

The Company's current operations include further research of the Company's internet telephone kiosk concept, and its search for an entity to form an alliance or merger for the purpose of developing and implementing the Company's concept. These operations currently require minimal expense and the Company believes that it will be able to perform these tasks for a period of twelve (12) months based upon its available capital resources. The directors and officers of the Company contribute their efforts without costs and therefore the resources available to the Company will be able to cover the costs and expenses associated with the Company's current operations.

Over the next five (5) years, the Company will strive to form an alliance with another entity to develop the internet telephone kiosk and to begin to implement its business plan. The Company will strive to first develop a prototype internet telephone kiosk with its partner during the first year. Subsequently, the Company will strive to target sites and locations to install the kiosks and to enter into agreements with third parties for the installation of the kiosks. After doing so, the Company will then enter into an agreement for the production of the kiosks by the second year. The Company will thereafter begin to install the kiosks and market them to advertisers and the public for the purpose of creating interest. By the third year, the Company expects to draw sufficient revenues from advertisers and third parties who wish to have the kiosks installed at their locations. The Company expects interest and use of the kiosks to grow over the following two years to the point where it has achieved profitability.

The Company, since the filing of its Form 10, has not located any entity with which to form an alliance or joint venture. There have been a number of entities which have shown a limited interest however no significant plans or arrangements have been discussed and, at this time, there are no discussions with any entity to form an alliance or joint venture with the Company.
The Company is nevertheless continuing its search for a joint venture partner. Investors are alerted that there are no guarantees that the Company will be able to form a joint venture with another entity. In the event the Company is not able to do so, the Company may be forced to re-evaluate its plan and its available options.


LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to June 30, 1999 no revenue and a net loss from operations of $8,613.00. As of June 30, 1999, the Company had a net capital deficiency of $27,303.00.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with research and development of its software. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding.

The Company's current operations includes further research of the Company's internet telephone kiosk concept, and its search for an entity to form an alliance or merger for the purpose of developing and implementing the Company's concept. These operations currently require minimal expense and the Company believes that it will be able to perform these tasks for a period of nine (9) months based upon its available capital resources.

Over the next nine (9) months, the cash requirements of the Company will be limited to covering the Company's administrative and statutory expenses. The Company estimates and foresees that these expenses will be approximately $6,000.00. The Company's further research of the internet telephone kiosk concept, and its search for an entity to form an alliance or merger for the purpose of developing and implementing the Company's concept will not be a significant expense as the Company's directors and officers will contribute their services without costs towards this end. The Company currently has cash assets of $3,060.00 which the Company believes will be sufficient to cover the administrative and statutory expenses for the Company along with any additional out-of-pocket costs for research for the next nine (9) months.

Over the long term, the Company shall require additional funds to sustain its operations in the event it is not able to generate revenue. To this end, the Company's officers and directors may advance funds to the Company to cover additional administrative and statutory expenses. No agreement currently exists regarding the advancement of such funds and there is no guarantee that the officers and directors will advance such funds. There is also no guarantee that the Company will be able to continue to operate as a going concern in the event it is unable to raise additional funds.

There are no restrictions on the Company's access to cash.  The
Company's current cash resources are held in an attorney escrow account to facilitate the payment of all the administrative and statutory expenses of the Company by its attorneys.


YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and states that it currently does not maintain any material active operations which it foresees will be impacted by the Year 2000 problem.
Management therefore does not anticipate that the company will be affected by this issue, financially or otherwise. Its research and development of software and programs will be cognizant of the Year 2000 problem and address this issue. This disclosure complies with the directives of the Securities and Exchange Commission, specifically Staff Legal Bulletin No. 5 (CF/IM), regarding Year 2000 issues.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10-12G.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

There are no Exhibits or reports on Form 8-K attached hereto.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


EUROKIOSK, INC.
----------------
(Registrant)
Date: August 12, 1999

By: /s/ Shane H. Sutton
    -------------------
    President