Form 10-Q/A
period 1999-06-30
EUROKIOSK INC
filed 1999-09-07
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q/A

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

Graf Repetti & Co., LLP
Dated: New York, New York
       August 5, 1999

                       EUROKIOSK INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  June 30, 1999    March 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $3,060          $8,000
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $3,060          $8,000
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $3,060          $8,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $50
Accrued Expenses                      1,063           2,440
                                   _________         ________

Total Current Liabilities             1,063           2,440
                                   _________         ________
Total Liabilities                   $ 1,063           2,440

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,000,000 Shares                     1,000           1,000
Additional Paid in Capital           15,700          23,200
Deficit Accumulated During the
Development Stage                  ( 11,140)        (18,690)
                                   _________        ________

Total Stockholders' Equity          ( 5,560)        ( 5,510)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $3,060          $8,000

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

                        EUROKIOSK INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            June 30, 1999        May 30, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 8,613)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Decrease in Due From Attorney
 Escrow Account                    4,940
Decrease in Accounts Payable and
Accrued Expenses                  (1,427)
                                 ________          ________

Total Adjustments                  3,513              N/A

Net Cash Used in
Operating Activities             ( 5,100)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Additional Paid in Capital
 Contributed by Shareholder        5,100
                                 ________         _______
Net Cash Provided
by Financing Activities            5,100

Net Change in Cash                 4,940             N/A

Cash at Beginning of Period        8,000

Cash at End of Period             $3,060

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.
                            EUROKIOSK, INC.
                     (A Development Stage Company)
               STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                 FOR THE THREE MONTHS ENDED JUNE 30, 1999



                                                        Total
                 COMMON STOCK ISSUED    Additional    Accumulated Shareholders'
                 SHARES    PAR VALUE    Paid in Cap    Deficit     Equity
           ------------------------------------------------------------------

BALANCE
MAR. 31, 1999  1,000,000   $ 1,000      $23,200     $(18,690)      $ 5,510

NET LOSS
FOR THE
THREE MONTHS
ENDED
JUNE 30, 1999          0         0      (12,600)     (11,140)           50
           ------------------------------------------------------------------
BALANCE
June 30, 1999  1,000,000   $ 1,000      $23,200     $(18,690)      $ 5,560


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


EUROKIOSK, INC.
----------------
(Registrant)
Date: September 7, 1999

By: /s/ Shane H. Sutton
    -------------------
    President


