Form 10-Q
period 1999-09-30
EUROKIOSK INC
filed 1999-11-12
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended September 30, 1999

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

                      Yes __X____      No_______

As of September 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION

To the Board of Directors of EUROKIOSK, INC.

We have reviewed the accompanying balance sheet of EUROKIOSK, INC.,(a development stage company) as of September 30, 1999 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of EUROKIOSK INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       November 11, 1999

                       EUROKIOSK INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Sept 30, 1999    March 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $2,860          $8,000
Other Current Assets                    150               0
                                   _________         ________
Total Current Assets                 $3,010          $8,000
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $3,060          $8,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $50
Accrued Expenses                      1,775           2,440
                                   _________         ________

Total Current Liabilities             1,775           2,440
                                   _________         ________
Total Liabilities                   $ 1,775           2,440

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,000,000 Shares                     1,000           1,000
Additional Paid in Capital           35,900          23,200
Deficit Accumulated During the
Development Stage                  ( 35,665)        (18,690)
                                   _________        ________

Total Stockholders' Equity          ( 1,235)        ( 5,510)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $3,010          $8,000

The accompanying notes and accountant's report are an integral part of these financial statements.

                         EUROKIOSK INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          Sept 30                 June 30
                     1999         1998       1999         1998
                    ------------------------------------------
TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting             750       N/A          1,000        N/A
 Legal (Note 4)       2,500                    2,500
 Rent Expense (Note 2)  600                      600
 Filing Fee              12                       13
 Contributed Svcs
       (Note 3)       4,500                    4,500
                    ________   _______       ________   ________

NET LOSS            ( 8,362)      N/A        ( 8,613)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        1,000,000             1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                        EUROKIOSK INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            Sept 30, 1999       Sept 30, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 8,362)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed By Shareholders for:
   Rent                              600
   Contributed Services            4,500
   Contributed Legal Services      2,500
Changes in Assets and Liabilities
   Increase in Prepaid Expenses     (150)
   Increase in Accounts Payable
    And Accrued Expenses             712
                                 ________          ________
Total Adjustments                  8,162              N/A

Net Cash Used in
Operating Activities             (   200)

Net Change in Cash               (   200)

Cash at Beginning of Period        3,060

Cash at End of Period             $2,860

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

PAGE>

                          EUROKIOSK INC.
                  NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1999

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

NOTE 5 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                          SEPTEMBER 30, 1999

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

As a result, the Company had from time of inception to September
30, 1999 no revenue and a net loss from operations of $35,665.
As of September 30, 1999, the Company had net capital of $1,265.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. The Company has minimal assets, consisting of cash in the amount of $2,860, and no recent operating history. The Company's goal is to develop an "internet-pay telephone" kiosk system throughout Australia. The Company also seeks to develop a system of smart cards which would be used in its internet kiosks and which would be compatible in regular pay telephones and ATM/debit machines.

The Company investigated potential sites where it can install the kiosks and has referred to professional consultants to determine the feasibility of accessing those sites. As a result of that investigation, the Company believes that it would be best to install the kiosks in high profile areas which would enhance the kiosks' visibility to the public and which would be more lucrative. The Company therefore has been seeking to enter into an alliance or joint venture with another entity which is active in the telecommunications area. The Company believes such an alliance would allow the Company's kiosks to be associated with a well known brand thus making them recognizable throughout the world. The Company has no product or prototype of the internet telephone kiosk at this time. A prototype internet telephone kiosk will need to be developed and the Company would like to develop such a kiosk in a joint alliance with another well-known entity.

The Company's efforts have been hindered by the fact that it has been unable to locate any entity with which to form an alliance or joint venture. There have been a number of entities which have shown a limited interest in the kiosk concept however no significant plans or arrangements have been discussed and, at this time, there are no discussions with any entity to form an alliance or joint venture with the Company.

The Company continues its attempt to develop its kiosks however, due to its inability to locate a entity active in the telecommunications industry, the Company has decided to expand its search and to also seek entities involved in other industries which may be interested in assisting the company to develop its kiosk. During the next six months, the Company will also seek to identifying and contacting entities in the internet industry for the purpose of assisting the company to develop its kiosks. It is believed that the attractiveness and explosive growth of the internet may provide the company with the best opportunity to maximize its plans and seek out another entity which is seeking to promote innovative ideas. There are a number of internet entities which the Company is aware of who are interested in promoting and developing an internet kiosk. In assessing a particular candidate, the Company will consider the management expertise of that entity, its liquidity, its debt/asset ratio as well as its ability to raise funding. Investors are alerted that there are no guarantees that the Company will be able to form a joint venture with another entity. In the event the Company is not able to do so, the Company may be forced to further re-evaluate its plan and its available options.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company's efforts in the telecommunications, pay telephone, calling card and internet industry will succeed or be accepted by the public. Additionally, both the internet and telecommunications industry is highly competitive and there is substantial risk attributed to the investment and entry into such market. The industry is under constant pressure to change and adapt with the advent of new technology and there is no guarantee that the Company will be able to stay at the forefront

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company develops material operations. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations. The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

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

The Company's current operations include further research of the Company's internet telephone kiosk concept, and its search for an entity to form an alliance or merger for the purpose of developing and implementing the Company's concept. These operations currently require minimal expense. The directors and officers of the Company contribute their efforts without costs and therefore the resources available to the Company will be able to cover the costs and expenses associated with the Company's current operations.

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

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to September 30, 1999 no revenue and a net loss from operations of $8,362. As of September 30, 1999, the Company had a net capital deficiency of $1,235.

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


EUROKIOSK, INC.
----------------
(Registrant)
Date: November 10, 1999

By: /s/ Shane H. Sutton
    -------------------
    President