Form 10-Q
period 1999-12-31
EUROKIOSK INC
filed 2000-02-14
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1999

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

                      Yes __X____      No_______

As of December 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION

To the Board of Directors of EUROKIOSK, INC.

We have reviewed the accompanying balance sheet of EUROKIOSK, INC.,(a development stage company) as of December 31, 1999 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of EUROKIOSK INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       February 9, 2000

                       EUROKIOSK INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  Dec. 31, 1999    March 31, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $   34          $8,000
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $   34          $8,000
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $   34          $8,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $50
Accrued Expenses                      3,733           2,440
                                   _________         ________

Total Current Liabilities             3,733           2,440
                                   _________         ________
Total Liabilities                   $ 3,733           2,440

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,000,000 Shares                     1,000           1,000
Additional Paid in Capital           41,000          23,200
Deficit Accumulated During the
Development Stage                  ( 45,699)        (18,690)
                                   _________        ________

Total Stockholders' Equity          ( 3,699)        ( 5,510)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $   34          $8,000

The accompanying notes and accountant's report are an integral part of these financial statements.

                         EUROKIOSK INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          Dec. 30                 Sept 30
                     1999         1998       1999         1998
                    ------------------------------------------
TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting             750       N/A            750        N/A
 Legal (Note 4)       4,000                    2,500
 Rent Expense (Note 2)  600                      600
 Filing Fee             184                       12
 Contributed Svcs
       (Note 3)       4,500                    4,500
                    ________   _______       ________   ________

NET LOSS            (10,034)      N/A        ( 8,362)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        1,000,000             1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                        EUROKIOSK INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            Dec. 31, 1999       Dec. 30, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(10,034)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed By Shareholders for:
   Rent                              600
   Contributed Services            4,500
Changes in Assets and Liabilities
   Decrease in Prepaid Expenses      150
   Increase in Accounts Payable
    And Accrued Expenses           1,958
                                 ________          ________
Total Adjustments                  7,208              N/A

Net Cash Used in
Operating Activities             ( 2,826)

Net Change in Cash               ( 2,826)

Cash at Beginning of Period        2,860

Cash at End of Period             $   34

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

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


NOTE 4 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           DECEMBER 31, 1999

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

As a result, the Company had from time of inception to December
31, 1999 no revenue and a net loss from operations of $45,699. As of December 31, 1999, the Company had net capital of $3,699.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. The Company has minimal assets, consisting of cash in the amount of $-----, and no recent operating history. The Company's goal is to develop an "internet-pay telephone" kiosk system throughout Australia. The Company also seeks to develop a system of smart cards which would be used in its internet kiosks and which would be compatible in regular pay telephones and ATM/debit machines.

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

The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to December 31, 1999 no revenue and a net loss from operations of $45,699. As of December 31, 1999, the Company had net capital of $3,699.

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


EUROKIOSK, INC.
----------------
(Registrant)
Date: February 14, 2000

By: /s/ Shane H. Sutton
    -------------------
    President