Form 10-K
period 2000-03-31
EUROKIOSK INC
filed 2000-07-31
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10K

           GENERAL FORM FOR REGISTRATION OF SECURITIES

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                          EUROKIOSK, INC.
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
                                          --------------

Securities to be registered pursuant to Section 12(g) of the Act:

           Voting Common Stock   1,065,000 shares

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X       No_______

As of March 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

            Voting Common Stock  1,065,000 shares

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

EUROKIOSK, INC., (the "Company") was organized in October 1998 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company was formed to enter the pay telephone industry and provide pay telephone service with internet capabilities. Its primary target was to develop an "internet-pay telephone" kiosk system throughout Australia. The Company also sought to develop a system of smart cards which would be used in its internet kiosks and which would be compatible in regular pay telephones and ATM/debit machines. The Company also investigated potential sites where it can install the kiosks and also referred to professional consultants to determine the feasibility of accessing those sites. The Company also had discussion with the Australian Defense Department and several mining, construction and resort companies regarding the installation of the internet kiosks. The Company however concluded that, in the initial stages of its plan, it would be best to install the kiosks in high profile areas which would enhance the kiosks' visibility to the public and which would be more lucrative.

The Company sought to introduce its idea through an alliance with an existing telecommunications company. This alliance would the Company's kiosk to be associated with a well known brand thus making it recognizable throughout the world. The Company has been unable to execute its business plan and has focused its efforts in locating a merger or acquisition candidate to consummate a merger or alliance. There is no guarantee that the Company will be successful in its efforts or that it will locate a viable candidate to consummate a merger transaction.

The Company conducted a private offering to raise seed capital to cover its administrative and start-up costs and initial research. In February 1999, the Company performed a private placement of its common stock pursuant to Rule 504 of Regulation D of the Securities Act of 1933. The Company sold 800,000 shares of common stock which were sold on February 10, 1999. In such endeavors, the Company raised $8,000.00 however has been unsuccessful in implementing its business plan. The Company was unable to attract a suitable partner which would assist it in introducing its idea to the public market. The Company has now determined that the most effective method of attracting a potential investor or alliance partner would be to become a voluntary reporting company and obtain a trading symbol through the NASD.

The Company is currently a developmental stage company. The directors are now determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses or to form an alliance. The Company has began to consider and investigate potential business opportunities.


Item 2.  Description of Property

The company's administrative offices are located at 1 Rockefeller Plaza, Suite 1600, New York, New York. The Company's office is utilized as a base to explore and contact potential business opportunities and to service the Company's administrative needs. The Company is allowed to utilize this office space at no charge by one of the Company's shareholders. The company does not own any significant properties.


Item 3.  Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.



                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of March 31, 2000, there were 252 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

At this time, the Company does not foresee the need to issue additional shares of common stock. However, in the event a merger or acquisition is undertaken, then there is a possibility that additional stock may be issued as part of such merger agreement. The large amount of authorized but unissued stock was part of previous management's plan to compensate consultants with shares of the Company's common stock in exchange for the services of potential consultants.

Neither the Company, nor anyone on its behalf, will take any affirmative steps to request or encourage any broker-dealer to act as a market maker for the Company's securities. At the present time, there is no market in the Company's securities. The Company's securities are not listed on any equity exchange. There have been no discussions between the Company, or anyone acting on its behalf, or any market maker regarding the future trading market of the Company's securities.

At this time, there are no plans, proposals, arrangements or understandings with any person in regard to the development of a trading market in any of the Company's securities.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company and its principal business purpose is to locate and consummate a merger or alliance with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or enter into an alliance with an operating business entity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

Any targeted alliance or merger candidate will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to merge with an operating business, develop sustaining business opportunities or acquire property that will be of material value to the Company.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

In the event the Company consummates a merger transaction, the Company believes that there will be a change in control in the
Company.   The Company believes that any merger would include the
new issuance of common stock in the Corporation to a potential merger candidate followed by a reverse split of the Company's issued common stock thereby effectively passing control of the Company to the merged candidate.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

The Company does not foresee that any terms of sale of the shares presently held by officers and/or directors of the Company will also be afforded to all other shareholders of the Company on similar terms and conditions.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. However, that this time there is no immediate serious potential for the Company to
acquire or merge with any business.   There is no formal existing
corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

The Company, to date, has not utilized any notices or advertisements in its search for business opportunities as the Company cannot afford to expend monies for such purposes. The Company seeks business opportunities through the means of personal networking and inquiries by current management.

The Company's current officers, directors and affiliates have not used in the past any particular consultants or advisers on a regular basis. At the current time, the Company does not foresee hiring any independent consultants to assist the company in its search for a merger or business opportunities.

Due to the Company's inability to locate a potential merger or acquisition candidate, the Company foresees that it may engage consultants to assist it to locate such a candidate and to advise the Company on other business strategies and its development. As the Company lacks funds, the Company will only be able to compensate any consultant with shares in the Company's common stock. The issuance of shares to any consultant will therefore dilute the percentage shareholding of the Company's current shareholders.


LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with start up and trading of retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to find and consummate a merger or business acquisition in order to maximize the benefit of ownership by shareholders in the Company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The Company intends to provide its shareholders with complete disclosure documentation, including audited financial statements, regarding any target company and its business prior to the consummation of any merger or acquisition.

The Company has conducted preliminary discussions with various entities and businesses regarding the consummation of a merger or business acquisition. These discussions have not been substantive and there has been no agreement or arrangements by any of these entities to acquire or merge with the Company.

The Company at this time does not foresee generating any substantial income over the next twelve (12) months. The Company's main purpose and goal is to locate and consummate a merger or acquisition with a private entity. The Company's directors will be compensated with stock of any surviving Company subsequent to a merger or acquisition with a private entity.


YEAR 2000 DISCLOSURE

The Company did not incur any problems, costs or expenses related to the Year 2000 issue.

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Stockholders of Eurokiosk, Inc.

We have audited the accompanying balance sheet of Eurokiosk, Inc., (a development stage company) as of March 31, 2000 and the related statements of loss, cash flows and shareholders' equity, for the year then ended, and from October 27, 1998 (Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurokiosk, as of March 31, 2000, and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Graf & Repetti & Co., LLP
New York, New York
July 25, 2000

                          EUROKIOSK INC.
                  (A Development Stage Company)
                          BALANCE SHEET


                                AS OF                 AS OF
                            MARCH 31, 2000        MARCH 31, 1999
                          ------------------    -----------------

ASSETS
Current Assets
Cash                          $    -                  $8,000

Other Current Assets               -                       0

                          ------------------    -----------------
Total Current Assets               -                  $8,000


Other Assets                       -                       0

                          ------------------    -----------------

Total Assets                  $    -                  $8,000

LIABILITIES AND SHAREHOLDERS'
EQUITY (DEFICIT)

Current Liabilities
Accounts Payable              $    -                  $    0
Accrued Expenses               2,822                   2,490

                          ------------------    -----------------
Total Current Liabilities     $2,822                  $2,490


Other Liabilities                  -                       0

                          ------------------    -----------------
Total Liabilities             $2,822                  $2,490


 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
     Issued and Outstanding
     1,065,000 Shares          1,065

     Issued and Outstanding
     1,000,000 Shares                                  1,000

Additional Paid in Capital    68,209                  23,200
Deficit Accumulated During
the Development Stage        (72,096)                (18,690)

                          ------------------    -----------------
Total Stockholders' Deficit  ( 2,822)                ( 5,510)

TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY (DEFICIT) $   -                 $ 8,000

The accompanying notes are an integral part of these financial statements.

                            EUROKIOSK INC.
                     (A Development Stage Company)
                      CONDENSED STATEMENT OF LOSS
                FOR THE YEAR ENDED MARCH 31,2000 AND FROM
           INCEPTION TO MARCH 31,2000; AND FOR THE YEAR ENDED
           MARCH 31,1999 AND FROM INCEPTION TO MARCH 31,1999.


                    For the Year      From           For the Year     From
                        Ended      Inception to        Ended       Inception to
                    Mar. 31, 2000  Mar. 31, 2000    Mar. 31, 1999  Mar. 31,1999
                    -------------  -------------    -------------  ------------
TOTAL REVENUES:     $      0        $      0        $      0        $      0
                    -------------  -------------    -------------  ------------

OPERATING EXPENSES:
 Accounting            3,750           5,850              2,100        2,100
 Filing Fee              222             272                 50           50
 Rent - Note 2         2,400           3,400              1,000        1,000
 Contributed
  Services-Note 3     18,000          25,500              7,500        7,500
 Legal - Note 4       19,000          26,500              7,500        7,500
 Consultants Expenses 10,000          10,000                  -            -
 Other Start Up Costs     34             574                540          540
                    -------------  -------------    -------------  ------------

Total Operating
 Expenses             53,406          53,406             18,690       18,690
                    -------------  -------------    -------------  ------------

Operating Loss       (53,406)        (53,406)          $(18,690)    $(18,690)
                    -------------  -------------    -------------  ------------

OTHER INCOME (EXPENSES):

Other Income               -               -                  0            0
                    -------------  -------------    -------------  ------------
NET LOSS            $(53,406)       $(53,406)          $(18,690)    $(18,690)

NET LOSS PER
SHARE               $  (0.05)       $  (0.07)          $  (0.02)      $(0.02)
                    -------------  -------------    -------------  ------------

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING        1,010,478         995,650            961,783      961,783
                   --------------  -------------    -------------  -------------


The accompanying notes are an integral part of these financial statements.


                                 EUROKIOSK INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED MARCH 31,2000 AND FROM
                  INCEPTION TO MARCH 31,2000; AND FOR THE YEAR ENDED MARCH 31,1999 AND FROM INCEPTION TO MARCH 31,1999.

                    For the Year     From           For the Year     From
                      Ended        Inception to        Ended       Inception to
                    Mar. 31, 2000  Mar. 31, 2000    Mar. 31, 1999  Mar. 31,1999
                    -------------  -------------    -------------  ------------
CASH FLOWS FROM
OPERATING ACTIVITIES
 Net Loss          $(53,406)       $(72,096)        $(18,690)      $(18,690)
                    -------------  -------------   --------------  ------------
Adjustments to
Reconcile Net Loss
to Net Cash Used in
Operating Activities:
 Changes in Assets
 and Liabilities:
  Increase in Due
  from Attorney
  Escrow Account          -               -           (8,000)        (8,000)
  Increase in Accounts
   Payable and
   Accrued Expenses     332           2,822            2,490          2,490
  Additional paid for
  Capital contributed
  by shareholders:
   Rent               2,400           3,400                -              -
   Legal Services    13,674          21,174                -              -
   Contributed
    Services         18,000          25,500                -              -
   Accounting
    Services          1,000           1,000                -              -
                    -------------  -------------   --------------  ------------
Total Adjustments    35,406          53,896           (5,510)        (5,510)
                    -------------  -------------   --------------  ------------
Net Cash Used in
Operating Activities(18,000)        (18,200)         (24,200)       (24,200)
                    -------------  -------------   --------------  ------------


CASH FLOWS FROM
FINANCING ACTIVITIES:

Proceeds from
  Insurance of
  Common Stock       10,000          18,200            8,200          8,200
Additional Paid
  In Capital
  By Shareholder          -               -           16,000         16,000
                    -------------  -------------   --------------  ------------

Net Cash Provided
 by Financing
 Activities          10,000          18,200           24,200         24,200
                    -------------  -------------   --------------- ------------

Net Change in Cash   (8,000)              -            8,000          8,000

Cash at Beginning
 of Period           (8,000)              -                0              0

Cash at End of
 Period                   -               -          $ 8,000        $ 8,000
                    -------------  -------------   --------------- ------------

SUPPLEMENTAL
DISCLOSURE OF CASH
FLOW INFORMATION
  Cash Paid During
  the Period for
  Interest Expense  $     -        $      -          $     0       $     0
                    -------------  -------------   --------------- ------------

  Corporate Taxes   $     -        $      -          $     0       $     0
                    -------------  -------------   --------------- ------------

The accompanying notes are an integral part of these financial statements.


                              EUROKIOSK, INC.
                       (A Development Stage Company)
                     STATEMENT OF SHAREHOLDERS' EQUITY
                      FROM INCEPTION TO MARCH 31, 2000




                                                                     Total
              COMMON STOCK ISSUED       Additional     Accumulated Shareholders'
              SHARES     PAR VALUE      Paid in Cap      Deficit     Equity
       -----------------------------------------------------------------------

ISSUANCE OF
1,000,000
SHARES
NOV 1, 1998   1,000,000   $ 1,000        $ 7,200         $    0       $ 8,200

ADDITIONAL
PAID IN
CAPITAL
CONTRIBUTED BY
SHAREHOLDERS                              16,000              -        16,000

NET LOSS
FOR THE
PERIOD FROM
INCEPTION TO
MAR. 31, 1999          0         0              0       (18,690)      (18,690)
       ------------------------------------------------------------------------
BALANCE
MAR. 31,1999 $1,000,000    $ 1,000       $23,200       $(18,690)      $ 5,510

ADDITIONAL
PAID IN
CAPITAL
CONTRIBUTED BY
SHAREHOLDERS          -          -        35,074              -        35,074


ISSUANCE OF
65,000 SHARES
FEB. 1, 2000    65,000          65         9,935              -        10,000

NET LOSS FOR
THE YEAR ENDED
MAR. 31, 2000        -           -             -        (53,406)      (53,406)
       ------------------------------------------------------------------------
BALANCE
MAR. 31,
2000        $1,065,000     $ 1,065       $68,209       $(72,096)      $(2,822)

The accompanying notes are an integral part of these financial statements.


                          EUORKIOSK, INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A. DESCRIPTION OF COMPANY: EUROKIOSK, INC., (the "Company") was organized on October 27, 1998 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

The Company is currently a developmental stage company. The directors are now determined that the Company should become active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses or to form an alliance. The Company has begun to consider and investigate potential business opportunities.

B. BASIS OF PRESENTATION: Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 6.


NOTE 2 - USE OF OFFICE SPACE

The Company uses 100 square feet of space for its executive offices at One Rockefeller Plaza, New York, NY which it receives from one of its shareholders at no cost. The fair market value of each of these offices is $200 per month, which is reflected as an expense with a corresponding credit to additional paid in capital.

NOTE 3 - CONTRIBUTED SERVICES

On November 1, 1998 two of the Company's officers began rendering services on behalf of the Company at no cost. The fair market value is $1,000 per month for one officer and $500 per month for the other. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 4 - LEGAL SERVICES

Legal Services rendered by a shareholder at no cost in connection with incorporation, issuance of stock and various filings have been recorded at fair market value of $19,000 and $26,500 for the year ended March 31, 2000 and the period from October 27, 1998 (inception) to March 31, 1999, respectively. The expense has been recorded with a corresponding credit to additional paid in capital.


NOTE 5 - EARNINGS PER SHARE

                 For the Year Ended     From October 27,1998
                 March 31, 2000     (Inception) to March 31, 1999
                 ------------------ -----------------------------

Net Loss per share       $(0.05)               $(0.07)



NOTE 6 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company established its office in New York, New York on
November 1, 1998 when it began initial development of its business plan. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As a result, the Company had from time of inception to March 31, 1999 no revenue and a net loss from operations of $(72,096). As of March 31, 2000, the Company had a net capital deficiency of $(2,822).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with its consummation of an alliance or merger with another company. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Euro Kiosk Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months; however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to move the Company toward profitability within five years, and to seek additional capital to fund further expansion of its operations.


NOTE 7- NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $34,074.


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------
Shane H. Sutton       51    President and Director    Brother of
                                                     David Sutton

David Sutton          57    Secretary-Treasurer       Brother of
                            and Director             Shane Sutton

Peter Moulinos        31    Director and Officer          None


All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Shane Sutton was born in Melbourne, Australia, and obtained a BC.E., degree in 1969 and an LL.B. degree in 1972 from Monash University. He is admitted to practice law in the Australian jurisdictions of Victoria, New South Wales and the High Court of Australia, as well as those in the State of New York and the United States District Court for the Southern and Eastern Districts of New York. In 1975, he established the firm of Henty Sutton & Kelly in Melbourne Australia which specialized in real estate and financial joint ventures. In 1982, he worked with Bear Stearns to establish the first Australian Fund which achieved assets of AUD $750 million. Since then, he has actively been engaged in taking companies public, handling mergers and acquisitions between both foreign and domestic companies, creating capital funding mechanisms and opportunities for small and mid-sized entities, supervising investor relations, David Sutton resides in Sydney, Australia. He has a B.Com., ASA, ACIS and is a member of the Australian Stock Exchange. He has spent his entire career in brokering, investment banking and investment management. He is chairman of Hudson Securities, a member firm of the Australian Stock Exchange and has several other appointments to various Boards of Directors. He was also the founding partner of McNab Clarke & Co., which later became C.S. First Boston.

Peter Moulinos is an attorney admitted to practice law in the State of New York having graduated from New York Law School in
1994. He also possesses a BBA degree in Finance and has additional experience in the capital markets industry and in the foreign exchange currency markets.

To the knowledge of management, during the past five years, no present or former director or executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock.


Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended March 31, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended March
31, 2000.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of March 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Providence International Pty   400,000                    37.6%
Intertrust Building
Anguilla,
British West Indies

Karela Giselle Pty Ltd.        200,000                    18.8%
142 Glenmore Road,
Paddington, 2021 AUSTRALIA

The Law Office of              190,000                    17.9%
Shane Henty Sutton, P.C.
1 Rockefeller Plaza
New York, New York

Carrytide Pty Ltd.             100,000                     9.4%
142 Glenmore Road,
Paddington, 2021 AUSTRALIA
Sydney, Australia

David Sutton                   100,000                     9.4%
142 Glenmore Road,
Paddington, 2021 AUSTRALIA

Peter Moulinos                   5,000                     0.5%
1 Rockefeller Plaza
New York, New York


The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 1,065,000 shares of common stock outstanding on March 31, 2000.

The Law Office of Shane Henty Sutton, P.C., is a sole proprietorship whose owner, Shane H. Sutton, director and president of the Company, holds 190,000 shares of common stock. Peter Moulinos, an officer of the Company, holds 5,000 shares of common stock of the Company, and is an employee of The Law Office of Shane Henty Sutton, P.C. Karela Giselle Pty Ltd., is a foreign corporation and holds 200,000 shares of common stock of the Company. David Sutton is a director of Karela Giselle Pty Ltd., and is also a Director of the Company. David Sutton is also the brother of Shane H. Sutton.


Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended March 31, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

The Company uses office space at the Law Office of Shane Henty Sutton, P.C., at 1 Rockefeller Plaza, Suite 1600, New York, New York, which it receives from one of its shareholders at no cost. This office space is used by management to conduct its business affairs, to explore and contact potential business opportunities.

CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended March 31 2000, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended March 31, 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of EUROKIOSK, INC., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


EUROKIOSK, INC.
-----------------------
(Registrant)
Date: July 27, 2000

By: /s/ Shane H. Sutton
    -------------------
    President