Form 10-Q
period 2000-06-30
EUROKIOSK INC
filed 2000-08-21
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

           For the quarterly period ended June 30, 2000

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

                      Yes __X____      No_______

As of June 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

         1,065,000 shares of voting common stock

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 16


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 17

PART I - FINANCIAL INFORMATION

To the Board of Directors of EUROKIOSK, INC.

We have reviewed the accompanying balance sheet of EUROKIOSK, INC.,(a development stage company) as of June 30, 2000 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of EUROKIOSK INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       August 16, 2000

                             EUROKIOSK INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 June 30, 2000    March 31, 2000
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    0          $    0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $    0          $    0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $    0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $ 0
Accrued Expenses                      3,584           2,822
                                   _________         ________

Total Current Liabilities             3,584           2,822
                                   _________         ________
Total Liabilities                   $ 3,584           2,822

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,065,000 Shares                     1,065           1,065
Additional Paid in Capital           75,809          68,209
Deficit Accumulated During the
Development Stage                  ( 80,458)        (72,096)
                                   _________        ________

Total Stockholders' Equity          ( 3,584)        ( 2,822)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         EUROKIOSK INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                          June 30                 Dec. 31
                     2000         1999       1999         1998
                    ------------------------------------------
TOTAL REVENUES:     $     0      $    0            0        N/A

OPERATING EXPENSES:
 Accounting             750       1,000          750        N/A
 Legal (Note 4)       2,500       2,500        4,000
 Rent Expense (Note 2)  600         600          600
 Filing Fee              12          13          184
 Contributed Svcs
       (Note 3)       4,500       4,500        4,500
                    ________     _______     ________   ________

NET LOSS            ( 8,362)     (8,613)     (10,034)      N/A

NET LOSS PER SHARE     (.01)       (.01)        (.01)

Weighted Average
  Number of Shares
  Outstanding      1,065,000   1,000,000    1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                        EUROKIOSK INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            June 30, 2000       June 30, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 8,362)           $(8,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed By Shareholders for:
   Rent                              600
   Contributed Services            4,500
   Legal Services                  2,500
Changes in Assets and Liabilities
 Decrease in Prepaid Expenses          0
 Increase in Accounts Payable
    And Accrued Expenses             762
 Decrease in Due from Attorney
    Escrow Account                                    4,940
 Decrease in Accounts Payable and
    Accrued Expenses                                 (1,427)
                                 ________          _________
Total Adjustments                  8,362              3,513

Net Cash Used in
Operating Activities                   0             (5,100)

CASH FLOWS FROM FINANCING
     ACTIVITIES:

Additional Paid in Capital
 Contributed by Shareholder            0              5,100
                                __________         __________

Net Cash Provided by
  Financing Activities                 0              5,100

Net Change in Cash                     0                  0

Cash at Beginning of Period            0                  0

Cash at End of Period                  0                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          EUROKIOSK INC.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 2000

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


C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 5.


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


NOTE 4 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                             JUNE 30, 2000

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

As a result, the Company had from time of inception to June
30, 2000 no revenue and a net loss from operations of $(80,458).
As of June 30, 2000, the Company had net capital deficiency of $(3,584).

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

NOTE 6 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $7,600.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. The Company has no assets and no recent operating history. The Company's original goal was to develop an "internet-pay telephone" kiosk system throughout Australia and to develop a system of smart cards which would be used in its internet kiosks and which would be compatible in regular pay telephones and ATM/debit machines.

The Company has failed in its efforts to develop such a system and has now ceased pursuing its original business plan. The Company's main objective now is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company. Substantial dilution would result as the total outstanding shares of the Company would be combined with that of any subsequently merged or acquired entity. The resulting entity would therefore have a greater amount of shareholders resulting in dilution to the Company's current shareholders. Additionally, there will likely be a change in control of the Company as current management would not be in a position to actively participate in an newly merged or acquired company of whose business plan or operations current management would have little knowledge of.

After the Company's original business plan ceased, the Company became a "blank check" company as defined by the Securities and Exchange Commission. The SEC defines a blank check company as one which has no specific business or plan other than to consummate an acquisition of or merge into another business or entity. A number of states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Additionally, some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states.

Once the Company has acquired or merged with another entity, the Company will no longer be considered a "blank check" company. Shareholders of the Company have not entered into any "lock-up" letter agreement, which would prevent them from selling their respective shares of the Company's common stock until such time as the Company consummates a merger with or acquisition of another company.

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

The Company in February 2000 retained various consultants for the purpose of advising the Company on its efforts to locate a merger candidate and on the Company's business development. As the Company does not have any liquid assets, credit line or cash to compensate these consultants, the Company offered shares of common stock in the Company as payment. Registration of these shares were exempt pursuant to S-8 of the Securities Act of 1933.

The selection of a business opportunity in which to participate is highly complex and highly risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.

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

There is always a present potential that the Company may acquire or merge with a business or company in which the Company's promoters, management, affiliates or associates directly or indirectly have an ownership interest. However, at this time there is no immediate serious potential for the Company to
acquire or merge with any business.   There is no formal existing
corporate policy regarding such transactions, however, in the event such a potential arises, the Company shall disclose any conflict of interest to its directors and shareholders for purposes of determining whether to acquire or merge with such a business. Management does not foresee or is aware of any circumstances under which this policy may be changed.

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

The company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with development of its operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.

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


EUROKIOSK, INC.
----------------
(Registrant)
Date: August 18, 2000

By: /s/ Shane H. Sutton
    -------------------
    President