Form 10-Q
period 2000-09-30
EUROKIOSK INC
filed 2000-11-21
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2000

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

                      Yes __X____      No_______

As of September 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

         5,575,000 shares of voting common stock

PART I - FINANCIAL INFORMATION

To the Board of Directors of EUROKIOSK, INC.

We have reviewed the accompanying balance sheet of EUROKIOSK, INC.,(a development stage company) as of September 30, 2000 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of EUROKIOSK INC.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       November 15, 2000

                       EUROKIOSK INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                 Sept. 30, 2000   March 31, 2000
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                 $    0          $    0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                 $    0          $    0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                         $    0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                         $0             $ 0
Accrued Expenses                      2,809           2,822
                                   _________         ________
Total Current Liabilities             2,809           2,822
                                   _________         ________
Total Liabilities                   $ 2,809           2,822

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 1,065,000 Shares as of March
 30, 2000;                                            1,065
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 5,575,000 Shares as of
 September 30, 2000                   5,575

Additional Paid in Capital           80,937          68,209
Deficit Accumulated During the
Development Stage                  ( 89,321)        (72,096)
                                   _________        ________

Total Stockholders' Equity          ( 2,809)        ( 2,822)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                $    0          $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         EUROKIOSK INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                        September 30              June 30
                     2000         1999       2000         1999
                    ------------------------------------------
TOTAL REVENUES:     $     0      $    0      $     0   $     0

OPERATING EXPENSES:
 Accounting             750         750          750     1,000
 Legal (Note 4)       2,500       2,500        2,500     2,500
 Rent Expense (Note 2)  600         600          600       600
 Filing Fee              13          12           12        13
 Contributed Svcs
       (Note 3)       4,500       4,500        4,500     4,500
 Other Services
       (Note 4)         500           -            -         -
                    ________     _______     ________   ________

NET LOSS            ( 8,863)     (8,362)     ( 8,362)   (8,613)

NET LOSS PER SHARE     (.00)       (.01)        (.01)     (.01)

Weighted Average
  Number of Shares
  Outstanding      5,488,043   1,000,000    1,000,000 1,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                        EUROKIOSK INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            Sept. 30, 2000      Sept. 30, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $( 8,863)           $(8,362)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Additional Paid in Capital
 Contributed By Shareholders for:
   Rent                              600                600
   Contributed Services            4,500              4,500
   Legal Services                  2,500              2,500
   Payment of Accounts Payable     1,538
Changes in Assets and Liabilities:
 Decrease in Accured Expenses       (775)
 Increase in Prepaid Expenses                          (150)
 Increase in Account Payable
   and Accrued Expenses                                 712
                                 ________          _________
Total Adjustments                  8,363              8,162

Net Cash Used in
Operating Activities                (500)            (  200)

CASH FLOWS FROM FINANCING
     ACTIVITIES:
Proceeds from issuance of
 Common stock                        500                  0

Additional Paid in Capital
 Contributed by Shareholder            0                  0
                                __________         __________
Net Cash Provided by
  Financing Activities               500                  0

Net Change in Cash                     0              ( 200)

Cash at Beginning of Period            0              3,060

Cash at End of Period                  0              2,860

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

The accompanying notes and accountant's report are an integral part of these financial statements.

                          EUROKIOSK INC.
                  NOTES TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000

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


NOTE 4 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           SEPTEMBER 30, 2000

                    Net Loss Per Share          $ (0.00)


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

As a result, the Company had from time of inception to September
30, 2000, no revenue and a net loss from operations of $(89,321).
As of September 30, 2000, the Company had net capital deficiency of $(2,809).

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

NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $8,100.

NOTE 8 - STOCK SPLIT

On August 10, 2000, the Company's 1,115,000 shares of stock underwent a five for one stock split, resulting in 5,575,000 shares issued and outstanding.

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

The Company is currently in discussions with an entity seeking to merge with the company however, as of the date of this filing, no definitive agreement has been entered into and the terms of a letter of intent have not been reached. There is no guarantee that the Company will be successful in its current discussions.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

The Company undertook a five to one stock split in August 10, 2000. The resulting stock split resulted in the company having
5,575,000 shares issued and outstanding.


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


EUROKIOSK, INC.
----------------
(Registrant)
Date: November 20, 2000

By: /s/ Shane H. Sutton
    -------------------
    President