Form 10-Q
period 2000-12-31
EUROKIOSK INC
filed 2001-02-13
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended December 31, 2000

-----------------------------------------------------------------

                     20/20 WIRELESS, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4054666
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


401-343 Railway Street - Suite 403
Vancouver, British Columbia                  V6A 1A4
----------------------------------           -------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (604) 408-1432
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of December 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

         10,765,514 shares of voting common stock

PART I - FINANCIAL INFORMATION

To the Board of Directors of EUROKIOSK, INC.

We have audited the consolidated balance sheet of EUROKIOSK, INC., as of December 31, 2000 and the consolidated statements of operations and deficit, and cash flows for the three months then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2000 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.

COQUITLAM, B.C.                     PEACH GODDARD
JANUARY 30, 2001                    CHARTERED ACCOUNTANTS

                       EUROKIOSK INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                        (U.S. Funds)

                                      As Of            As Of
                                  Dec. 31, 2000   March 31, 2000
                                     (Audited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
 Accounts receivable                 $1,857          $    0

Technology License (Note 2e)        361,192               0

Capital Assets (Note 4)               1,690               0

Incorporation Costs                     629               0
                                   _________         ________

TOTAL ASSETS                       $365,368          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable                    $ 4,128          $2,823

Due to Shareholders (Note 5)        107,269          68,209
                                   _________         ________

Total Liabilities                  $111,397         $71,032

Stockholders' Equity

Share Capital (Note 6)              362,257           1,065

Deficit Accumulated During the
Development Stage                  (108,286)        (72,097)
                                   _________        ________

Total Stockholders' Equity         (253,971)        (71.032)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $365,368          $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         EUROKIOSK INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)
                          (U.S. Funds)

                            For the 3 Mos Ended    For the 3 Mos Ended
                               December 31             September 30
                            2000         1999       2000         1999
                            ------------------------------------------
TOTAL REVENUES:             $     0      $    0      $     0   $     0

OPERATING EXPENSES:
 Advertising & Promotion      1,491           0          600         0
 Amortization                   628           0            0         0
 Auto                         1,500           0          300         0
 Consultants                      0           0            0         0
 Insurance, licenses and fees    95           0            0         0
 Legal & Accounting           2,183       4,750        3,250     3,250
 Office                       2,781       4,684        5,013     4,512
 Rent                         4,450         600          600       600
 Telephone & Utilities          842           0          425         0
 Travel                       2,105           0        1,210         0
                            ------------------------------------------
                             16,075      10,034       11,398     8,362
                            ------------------------------------------
LOSS FOR THE PERIOD        $(16,075)   $(10,034)    $(11,398)  $(8,362)
                            ==========================================
LOSS PER SHARE - BASIC     $   (.01)   $   (.01)    $   (.01) $   (.01)
                            ==========================================


The accompanying notes and accountant's report are an integral part of these financial statements.

                         EUROKIOSK INC.
                    STATEMENT OF CASH FLOWS
                          U.S. FUNDS

                                    For the 3 mos       For the 3 mos
                                        Ended               Ended
                                         to                   to
                                    Dec. 31, 2000       Dec. 31, 1999
                                  _____________________________________
CASH RESOURCE PROVIDED
   BY(USED IN):

OPERATIONS

Cash flow provided by operations
 before the undernoted               $ (16,076)          $ (10,034)
Non-cash working capital                  (552)              2,108
Amortization                               628                   0
                                    ------------        ------------
                                       (16,000)            ( 7,926)

INVESTING
Purchase Technology License           (361,192)                  0
Additions to Capital Assets             (2,318)                  0
                                    ------------        ------------
                                      (363,510)                  0

FINANCING
Issue of Share Capital                 361,192                   0
Shareholder's loans                     18,318               5,100
                                    ------------        ------------
                                       379,510               5,100

NET INCREASE(DECREASE) IN CASH               0              (2,826)

CASH POSITION AT BEGINNING OF PERIOD         0               2,860
                                    ------------        ------------
CASH POSITION AT END OF PERIOD       $       0           $      34
                                    ============        ============


The accompanying notes and accountant's report are an integral part of these financial statements.

                          EUROKIOSK INC.
                  NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2000
                           (U.S. FUNDS)


1.   CONTINUED OPERATIONS

These financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several adverse conditions and events cast doubt upon the validity of the assumption. The company has incurred operating losses since its inception, has a working capital deficiency, and is currently unable to self-finance its operations.

The continuation of the company asa going concern is dependent upon its ability to obtain additional financing to meet its obligations for future development and the attainment of successful operations. The company is currently seeking new investors to raise the needed working capital.

These financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate because management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing the financial statements.

If the "going concern" assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


2.   SIGNIFICANT ACCOUNTING POLICIES

The financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada.

a)   Principles of Consolidation

These consolidated financial statements include the accounts of the company and the wholly owned subsidiary, Global Wireless Services Inc. The effective date of purchase was December 20, 2000. Included in these consolidated financial statements are the results of operations of Global Wireless Services Inc. from May 29, 2000 (date of incorporation) to December 31, 2000.

The subsidiary is accounted for using the pooling of interests method.

All companies are located in British Columbia, Canada.

b)   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions that the company may undertake in the future.


c)   Foreign currency transactions

The financial statements of the company are reflected in Canadian dollars. The company uses the temporal method of accounting for foreign currency translations, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical rates and revenue and expense items are translated at the rate of exchange on the dates they occur.

d)   Capital Assets

Capital Assets are recorded at cost. Amortization is provided using the declining balance method at the following rates:

             Computer Hardware              30%


e)   Technology License

In a related party transaction the company purchased from its President $545,400 fora license to certain technology relating to wireless communications systems. The company may use the licensed technology for a period of six years at which time it can purchase for $100 (US) any residual values in the technology from the President. Amortization of the license will begin once revenues are generated.


f)   Revenue recognition

All revenue is recorded and related cost transferred to cost of sales at the time the product shipped or the service provided.


g)   Loss per Share

Basic loss per share computations is based on the weighted average number of shares outstanding during the year. Fully diluted earnings per shares have not been disclosed, as it is anti-dilutive.


3.   FAIR VALUE OF FINANCIAL STATEMENTS

The company's financial instruments consist of accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of these financial instruments approximates their carrying value due to their short-term maturity or capacity of prompt liquidation.

4.   CAPITAL ASSETS
                                                       2000
                                       Accumulated   Net Book
                              Cost     Amortization    Value
                           ------------------------------------
Computer Hardware           $2,318       $ 628       $ 1,690



5.   DUE TO SHAREHOLDERS

Amounts due to shareholders are non-interest bearing and have no specific terms of repayment. The shareholders have indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long term.

6.   SHARE CAPITAL

Authorized

The authorized capital of the company consists of 25,000,000 common shares with a par value of $.001.

Issued and Outstanding
                                      Number         Amount
                                   -----------     ----------
Balance March 31, 1999              1,000,000       $ 1,000
    Issued for cash                    65,000            65
                                   -----------     ----------
Balance March 31, 2000              1,065,000         1,065
    Issued for cash                    50,000            50
    Stock Split                     4,460,000             0
    Issued for purchase of
        technology                  5,190,514       361,142
                                   -----------     ----------
                                   10,765,514       362,257
                                   ===========     ==========



7.   BUSINESS COMBINATION

Effective December 20, 2000, Eurokiosk Inc., entered into a business combination with Global Wireless Services Inc. The details of the combination are as follows:

(i) The companies in this combination have been incorporated to develop and market a wireless technology that provides wireless monitoring and diagnostic systems to electrical, cable television, telephone vending and petroleum industries.

    Eurokiosk Inc., a company formed principally to obtain secondary financing for producing and marketing the wireless technology.

    Global Wireless Services Inc., a company formed to principally develop wireless technology.

(ii) At the date of the business combination, the book values of the assets and liabilities of Eurokiosk, Inc., and Global
Wireless Inc., are as follows:

                                    Eurokiosk    Global Wireless
                                  -------------------------------
ASSETS
   Current assets                   $      0        $ 1,856
   Capital assets                          0          1,691
   Other assets                            0        361,821
                                    ----------     ---------
                                           0        365,368
                                    ----------     ---------
LIABILITIES
   Current liabilities                 2,803          1,325
   Other                              78,571         28,699
                                    ----------     ---------
                                      81,374         30,024
                                    ----------     ---------
SHAREHOLDERS EQUITY(DEFICIENCY)            0        335,344
                                    ----------     ---------
                                    $      0       $365,368
                                    ==========     =========

The operating results of Eurokiosk Inc., and Global Services
Inc., for the nine-month period ended December 31, 2000 were as follows:

                                    Eurokiosk    Global Wireless
                                  -------------------------------
Revenues                            $      0       $      0
                                    ----------     ---------
Net Loss                            $(10,342)      $(25,847)


iii) The business combination was effected by the shareholders of each of the companies exchanging 100% of their shares in the combined entity.

iv) The number of shares received by the shareholders of Global
Wireless Services Inc., immediately after the combination in the combined entry is 5,490,514 common shares.

v) The method of accounting for this combination was the pooling method. Under the pooling method, the assets and liabilities are combined and accounted for in the combined companies financial statements at their carrying values. The reported loss of the combining companies includes the results of operations of the combining companies for the entire fiscal period in which the combination took place.

The pooling of interest method was used for the following reasons:

 - The combination is an arrangement between shareholder groups uniting business interests to carry on their previous operation together in combination.

 - The controlling group of shareholders controlled 100% of the company's shares, in aggregate, prior to the combination and 51% of the shares after the combination.

 - The directorship in each of the combining companies was similar.

 - The officers and day-to-day management in each of the combining companies was similar.

 - The combination was effected solely to consolidate assets and shareholdings to allow ease of acquisition by a public company.

 - No assets are brought into the combination other than those of the parties to the combination.


8.   INCOME TAX LOSSES

The company has non-capital income tax losses of $39,020, which may be carried forward to reduce future year's taxable income, these losses expire as follows:

                2006                   $72,097
                2007                   $36,189
                                       =======

The potential future tax benefit of these expenditures and tax losses have not been recognized in the accounts of the company.


9.   COMMITMENTS

(i.) By agreement dated 29 May 2000, the company entered into a 5 year lease for premises. The minimum lease payments, not including common area costs, are as follows:

                2001                 $ 23,841
                2002                   23,841
                2003                   23,841
                2004                   23,841
                                   ------------
                                     $ 95,364
                                   ============


10.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates are processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.


11.   COMPARATIVE FIGURES

The comparative figures are for the period ended March 31, 2000.


12.   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of accounts receivable, accounts payable and amounts due from shareholders. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values, unless otherwise noted.


13.   UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These financial statements have been prepared in accordance with generally accepted accounting principles in Canada. These financial statements also comply, in all material respects, with accounting principles accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

14.   SUBSEQUENT EVENT

Subsequent to the period ended, the company changed its name to 20/20 Wireless Inc.

The company also received an advance from its shareholders of US$42,000.

FORWARD LOOKING STATEMENTS

Except for the Historical Information Contained Herein, Certain Matters Discussed in this Report May Be Considered "Forward-looking Statements" Within The Meaning of The Securities Act of 1933 And The Securities Exchange Act of 1934, as Amended by The Private Securities Litigation Reform Act of 1995. Those Statements Include Statements Regarding The Intent, Belief or Current Expectations of The Company and Members of its Management as Well as the Assumptions on Which Such Statements Are Based. Prospective Investors Are Cautioned That Any Such Forward-looking Statements Are Not Guarantees of Future Performance and Involve Risks and Uncertainties, and That Actual Results May Differ Materially from Those Contemplated by Such Forward-looking Statements. Important Factors Currently Known to Management That Could Cause Actual Results to Differ Materially from Those in Forward-looking Statements Include "The Company's Operating Results Could Fluctuate, Causing Its Stock Price to Fall", "If the Company Cannot Integrate Acquired Companies in its Business, its Profitability May Be Adversely Effected", and "The Company May Not Be Able to Compete Successfully Against Other Companies." These and Additional Important Factors to Be Considered Are Set Forth in the Safe Harbor Compliance Statement for Forward-looking Statements the Company Undertakes No Obligation to Update or Revise Forward-looking Statements to Reflect Changed Assumptions, the Occurrence of Unanticipated Events or Changes to Future Operating Results.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

The company on December 20, 2000 acquired all the outstanding shares of common stock of Global Wireless Ltd., (hereinafter
"Global Wireless") a company incorporated under the laws of the province of British Columbia, Canada.

Under the Acquisition Agreement, a copy of which is attached as an Exhibit, the Company issued 5,490,514 shares of common stock to the shareholders of Global Wireless in consideration of the Company's acquisition of all of the outstanding shares of common stock in Global Wireless.

As a result of the acquisition of Global Wireless, control of the Company passed to the shareholders of Global Wireless and, effective January 5, 2001, the Company changed its name to 20/20 Wireless Inc.

20/20 Wireless Inc., is a wireless technology company which seeks to provide wireless monitoring and diagnostic systems to the electrical, cable television, telephone, vending, and petroleum industries. 20/20's systems allow the operators of these industries to better monitor the status of critical network equipment, and increase its reliability.

The technology for these devices was licensed by Global Wireless from its president, Dan Mercier, for a period of six (6) years at which time the company may purchase the technology.

20/20 has developed several patentable products that are beta ready. 20/20 has a cable television (CATV) beta-test trial in progress with ComCast Communications and Time Warner Cable in California. 20/20 believes that sales may directly result from these trials however makes no representation or guarantee on obtaining sale orders. The specifications of the products which are subject to the beta test trial are deemed proprietary as the products supplied to these entities are considered to be valuable trade secrets of 20/20 which cannot be disclosed.

20/20 has identified several stationary networks to monitor utility consumption metering, food/video game vending machines, electrical distribution equipment, oil & gas field services monitoring, construction equipment 'time of use' metering and wireless internet access for these markets using hand-held devices. 20/20 will seek to market its products through distributors serving each sector or equipment manufacturers/dealers. 20/20 also seeks to service the telephone and electricity industry with a similar application.

20/20's business model will seek to realize revenues from per unit device sales, supporting management software, and re-occurring airtime charges. 20/20 controls its own software, firmware, and hardware, which enable quick customized solutions. 20/20's inherent competitive pricing and product flexibility brings customers innovative services to improve network efficiency.



RESULTS OF OPERATIONS

20/20 expects its capital requirements to be approximately US$1.9 million in its first year. This sum will mainly be utilized to finance the growth and development of 20/20's business operations and marketing of its wireless data technologies which, at this point. 20/20's business goal is to capture a large market share of the wireless data communication business in North America which is expected to be ten times the business of what wireless voice communication represents in industry today. There is no guarantee that the 20/20 will be successful in its efforts to gain capital funding and investors are alerted to the inherit risks associated with raising capital.

20/20 seeks to implement additional beta-tests to specific target markets in North America, commencing in California and the western coast of the United States. Once these products have proven their value in a real-world environment, joint-marketing activities will seek to proceed with strategic partners and distributors that have significant presence in our target markets. 20/20 will seek to gain distributors by offering its products as an original equipment manufacturer (OEM). As well as providing the most cost-effective product in the market (noted that development costs in Canada are roughly 60% of those in the
USA) the plan also includes assisting the distributors with advertising and training. 20/20 advertising plans include providing the distributorships with hard stock and visibility on the Internet. Trade shows will be attended in partnership with many of the company's distribution partners.

Distributors will be enticed with low development costs. Volume manufacturing will bring the product costs to a very competitive level. With margins included, final retail prices for 20/20 wireless devices are expected to be approximately US$400 per unit. Customers will be given the option of paying the entire hardware costs upon delivery or partake in monthly payments of under $50 which include air time and monitoring service.

20/20 will also provide the service of designing and developing novel beta applications for its vertical markets. These projects will typically be paid in advance by 20/20. 20/20 expects to make significant revenues from these projects since they represent products and services that can be resold through distributors. As 20/20 establishes itself in the market place, the occurrences of these unique beta projects will increase significantly. Revenue will be obtained from the sale of Mobile Eye devices, wireless network air-time, supporting software, systems engineering and warranty programs.


CASH AND LIQUIDITY

Subsequent to the period ending December 31, 2000, 20/20 received a cash advance from shareholders of $42,000.00 to assist 20/20 in its initial operating costs, rent and office expenses. 20/20 may seek to obtain additional cash advances from its shareholders, if needed, to fund its costs and expenses up until capital funding is secured by the company. There is no guarantee that funding shall be secured nor that 20/20's shareholders shall agree to advance additional funds to the company.



RISK FACTORS

There are inherent risk factors associated with investment in 20/20 Wireless and management wishes to alert investors these risks. 20/20 has identified these risks as set forth below.

Competition

The market for wireless data products is intensely competitive, rapidly evolving and subject to very rapid technological change.
20/20 must develop and introduce, in an expeditious and cost-effective manner, new products, product features, and services that keep pace with offerings by competitors.


Loss of Key Personnel

20/20 has a small team and the unexpected loss of any individual could negatively impact the business. In the event 20/20 achieves its objectives, larger, better-financed companies in peripheral businesses may be attracted to 20/20's markets and may spend large sums to develop competitive products and mount major marketing campaigns. To offset this risk, 20/20 must quickly establish itself as an industry leader and take advantage of its two-year head start in product development and testing. 20/20 believes that financing and aggressive marketing are necessary to establish strong marketing partners.


Time to Market

20/20 will enter into management contracts with key personnel and shareholders and will have non-competition clauses included in the management contracts. As the organization grows and specialized individuals join the team, dependence upon 20/20's principals is expected to decrease. The continued success of 20/20 is dependent on its ability to design and develop sophisticated solutions in accordance with the time to market requirements of its customers. 20/20 must manage development cycles that can span 6 to 12 months. Over such a period of time, projects may experience cost overruns and time delays. In addition, the discovery of product defects once 20/20 has shipped prototype products to a customer could result in time delays. The inability of 20/20 to meet the time requirements of customers could result in the loss of revenue and harm the company's reputation. 20/20 is aware of these risks and recognizes the importance of establishing strong project management and quality assurance processes.


Change in Technology

Because of the rapid technological change in the wireless data industry, the company must devote significant resources to research and development. 20/20's success will depend upon its ability to address the increasingly sophisticated needs of its customers by designing, developing, testing, marketing and selling enhancements to its products and services on a timely basis that keeps pace with technological developments, and customer requirements.


Manufacturing Risks

20/20 products will be assembled and tested by third party subcontractors. Such assembly and testing is conducted on a purchase order basis rather than under a long-term agreement. As a result of its reliance on these subcontractors to assemble and test its products, 20/20 cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of 20/20 products. 20/20's product development strategy is to develop products closely with reputable and well established component and wireless hardware suppliers. Accordingly, the success of 20/20 is be dependent in large part on its ability to develop strategic relationships with component and wireless hardware suppliers and on the performance and success of such strategic partners.

Business Fluctuations - Delivery Risks

20/20 expects customers to purchase its products pursuant to short-tern purchase orders, with a customer placing an order three to four weeks prior to the required delivery date. It is important therefore to have a minimal backlog at any particular date. Cancellations or reductions in pending purchase orders could have a material adverse effect on 20/20's business, financial condition and results of operations.

Product Defects

The company may experience significant fluctuations in quarterly or annual results. The development and sales cycles associated with the products can be lengthy and may be subject to delays. There are other factors that may affect results such as changes in demand for the products, cancellation of projects by customers, the introduction or enhancement of products by 20/20 or by its competitors, and price competition. 20/20 operating expenses are based in part on expectations as to future revenue levels and to a large extent are fixed in the short term; therefor a shortfall in quarterly sales could lead to a quarterly operation loss. 20/20's products will be complex and sophisticated and could contain design defects. Errors may be found in new products after commencement of commercial shipments. In addition, despite tests carried out on all of its products, there is no assurance that 20/20 will be able to simulate the environment in which its products will operate. The occurrence of errors in the product could result in loss of market acceptance.


Third-Party Distribution

20/20 expects to sell its products through distributors, resellers, and partners. Each of these companies may have varying degrees of success in marketing and selling 20/20 products. Moreover, these distributors may opt to sell competing products and terminate their relationship with 20/20. Financial performance will depend on 20/20's ability to attract distributors who will be able to market and support our products effectively.


Currency Exchange Fluctuation

20/20 is a company based in Canada which utilizes a currency, the Canadian Dollar, different in value than that of the United States Dollar. As a result, any fluctuations in the exchange rate between the United States and Canadian Dollars may impact 20/20's financial results as well as its costs in ordering supplies and providing its products to customers.


Inflation
At this current stage, inflation has not had a material effect on the operations of the company which are still in the development stage. Nonetheless, once 20/20's operations are developed, inflation may affect 20/20's ability to generate profit as increased costs may be associated with development of 20/20's products and services.

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


Item 4.   Submission of Matters to a Vote of Security Holders

On January 3, 2001, the Company submitted to a vote of security holders the Acquisition Agreement entered into with Global Wireless Inc., dated December 18, 2000. A majority of the security holders of the company agreed to accept and ratify the Acquisition Agreement.


Item 5.   Other information

On January 26, 2001, the Board of Directors voted to retain as its public accountants the firm of Peach Goddard, which is based in Vancouver, British Columbia. The decision to appoint Peach Goddard was based upon the fact that Peach Goddard is geographically closer to 20/20's operations and therefore better able to perform an audit and review of 20/20's records. There were no disagreements or misunderstandings with Graf Repetti & Co., the company's previous accountants, regarding any financial disclosure or practices and a letter from Graf Repetti confirming that no disagreements or misunderstandings existed between the company and its former accountants is attached as Exhibit 16.


Item 6.   Exhibits and Reports on Form 8-K

Incorporated by reference are the Form 8-K and Form 8-K/A filed by the company on December 18, 2000 and January 5, 2001, respectively.


Exhibit 16 - Letter from Graf Repetti & Co.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


20/20 WIRELESS INC. f/k/a EUROKIOSK, INC.
----------------
(Registrant)
Date: February 12, 2001

By: /s/ Eric MacKenzie
----------------------
President