Form 10-K
period 2001-03-31
20 20 WIRELESS INC
filed 2001-05-09
CIK 1081053

UNITED STATES
                 SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      20/20 WIRELESS, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4054666
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


343 Railway Street - Suite 401
Vancouver, British Columbia                  V6A 1A4
----------------------------------           -------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (604) 408-2220
                                          --------------


As of March 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

            Voting Common Stock     10,765,514 shares

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

20/20 Wireless Inc., formerly known as Eurokiosk, Inc., was organized in October 1998 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized.

On December 20, 2000, Eurokiosk acquired all of the outstanding shares of common stock of Global Wireless Ltd., a company incorporated under the laws of province British Columbia, Canada. Under the terms of the Acquisition Agreement entered into between the parties, Eurokiosk issued 5,490,514 shares of common stock to the shareholders of Global Wireless in consideration of Eurokiosk's acquisition of all of the outstanding shares of common stock in Global Wireless. As a result of the acquisition of Global Wireless, control of Eurokiosk passed to the shareholders of Global Wireless. Subsequently, on January 5, 2001, the shareholders of Eurokiosk voted to adopt the business plan of Global Wireless and to change the name of the company to 20/20 Wireless Inc. A Form 8-K was filed by the company on January 5, 2001 disclosing the transaction.


ABOUT 20/20 WIRELESS
--------------------

Unless specified otherwise, references herein to "20/20" or the "Company" refer to 20/20 Wireless Inc. and its subsidiaries. The
Company's executive offices are located at 343 Railway St., Suite
401, Vancouver, British Columbia, Canada V4A 1A6, and its telephone number at that location is (604) 408-2220. The
Company's web site is located at www.2020wirelessinc.com.

20/20's wireless technology seeks to connect organizations in the cable television and electronic vending industries to their remote, revenue critical equipment. 20/20's technology strives to improve operational efficiency by giving companies a real-time link to their remote assets, allowing them to dispatch personnel and materials on a just-in-time basis. 20/20's solutions consist of wireless telemetry devices, management software, and handheld wireless devices for mobile workers assigned to service the equipment. Founded in 1996, 20/20 is focused on bringing its technologies to customers throughout North America.

20/20 Wireless, a development stage company, designs, develops, manufactures, and markets, wireless telemetry technologies for use by a wide variety of companies that have remote equipment, such as electronic vending, cable television, and utilities (electric, gas and water). 20/20's technology utilizes wireless data networks to transmit mission critical information. The Company's products provide a cost-effective method for companies with remote equipment to utilize wireless technology to immediately connect equipment to the operations center, and with mobile workers.

20/20 seeks to market its products through distribution arrangements with firms providing material products to the cable and vending machine markets. These firms have extensive knowledge of their respective industries and have large customer bases.

20/20 has entered into an exclusive Canadian Distribution Arrangement with the Winfield Entertainment Group (hereinafter "Winfield Entertainment"), which is the largest electronic vending operator in Canada. Under the terms of the Distribution Agreement, Winfield Entertainment Group has received from 20/20 an exclusive license to distribute 20/20's products and services to any sub-distributor in the vending machine industry throughout Canada. These products include 20/20's wireless remote unit and monitoring station as well as supporting software. Winfield Entertainment shall promote, at its own expense, the sale of 20/20's products and services throughout Canada. The terms of this agreement is for five (5) years commencing on February 28, 2001. Winfield Entertainment has agreed to purchase a minimum of 1,000 wireless units in the first year of the Agreement, 3,500 units in the second year of the Agreement, 10,000 units in the third year of the Agreement, 15,000 units in the fourth year of the Agreement and 20,000 units in the fifth year of the Agreement. In addition to marketing and deploying 20/20's products and services, Winfield Entertainment shall also assist 20/20 in establishing exclusive distribution arrangements throughout the United States. 20/20 shall also provide a limited manufacturer's warranty for one (1) year for the hardware and software distributed and sold through Winfield Entertainment. A copy of the Distribution Agreement is included as an Exhibit 10.1.

20/20 on March 6, 2001 entered into an Agency Agreement with GRF Comm Provisions, Inc., (hereinafter "GRF"), a distributor, representative, and manufacturer of state-of-the-art telecommunications equipment based in California. Under the Agreement, GRF will represent 20/20 and undertake to sell and maintain 20/20 products and services to end-users in the cable television industry. GRF has agreed to arrange for a certain level of business activity for 20/20 over the term of the Agreement. Specifically, GRF shall secure three (3) beta test agreements and one (1) customer order during the first year of the Agreement, five (5) beta test agreements and two (2) customer orders during the second year of the Agreement and seven (7) beta test agreements and three (3) customer orders during the third year of the Agreement. A beta test agreement is defined as an agreement between GRF and an end-user customer which is drawn up by 20/20. The products and services to be sold and maintained by GRF include 20/20's wireless remote unit, the monitoring station and related supporting software. GRF shall represent 20/20 throughout the West Coast of the United States, including Hawaii and Alaska. GRF shall also be entitled to represent 20/20 in the Central United States and Eastern United States through another prospective agent or distributor. A copy of the Agency Agreement is included as an Exhibit 10.2.

20/20 on March 15, 2001 also entered into an exclusive Distribution Agreement with George H. Baker, (hereinafter "Baker") a distributor in the business of selling and supporting locating devices primarily to emergency services departments, to distribute 20/20's wireless remote unit, monitoring station and supporting software for use in emergency services vehicles, such as ambulances and fire rescue vehicles throughout Canada and the United States. The term of the Agreement is five (5) years. Baker has agreed to purchase and distribute a minimum of 1,000 wireless units in the first year of the Agreement, 3,500 units in the second year of the Agreement, 10,000 units in the third year of the Agreement, 15,000 units in the fourth year of the Agreement and 20,000 units in the fifth year of the Agreement. Baker has also undertaken to promote, at its own expense, the sale of 20/20's products and to provide maintenance for products leased or sold. 20/20 shall also provide a limited manufacturer's warranty for one (1) year for the hardware and software distributed and sold through Baker. A copy of the Distribution Agreement between 20/20 and Baker is included as an
Exhibit 10.3.


BACKGROUND
----------

Organizations within the cable television (CATV) and electronic vending industries are highly dependent upon their remote equipment to maintain service reliability and corporate revenue. In the CATV industry, power supplies provide continuity of power to the CATV signal when local electricity service fails, making them a critical part of the network. Electronic vending operators have only limited knowledge of their machine status, servicing them on a fixed schedule as opposed to an as-need basis. Historically, these industries have managed their remote equipment by servicing them either on an inefficient fixed schedule or when the equipment experiences catastrophic failure. Wireless telemetry networks first became available with the construction of first-generation analog cellular systems. The first applications were for vehicle fleet management and remote security systems. Wireless telemetry systems failed to achieve widespread adoption due to the high cost of telemetry devices and associated air-time.

The Company believes that the continuing decline in both wireless telemetry hardware costs and network air-time costs, along with the installed base of handheld wireless device users will effect a rapid growth in wireless telemetry services. Organizations stand to receive the benefits of reduced costs, improved operations, efficient allocation of resources, and increased quality of service. With the concurrent development of the internet, developing a comprehensive telemetry solution is much easier. Finally, wireless networks, such as those operated by AT&T and Bell South are now widely available in North America, covering nearly 95% of the population.


20/20'S SOLUTIONS
-----------------

20/20 seeks to combine its background in wireless engineering and software development with its understanding of the CATV and electronic vending industries. 20/20's products seek to enable these sectors to instantly know the operational status of remote equipment and receive immediate alarms if the equipment experiences malfunction. 20/20's devices may be installed in host equipment and transmit critical information over the wireless network.

20/20's devices can be configured for a variety of applications and can operate on most wireless networks after simple firmware upgrades. 20/20's management software is custom designed for the application and can be operated on a stand alone PC, existing corporate platforms, or the internet.

20/20 combines its service with wireless handheld devices, giving mobile workers in each industry, access to the same telemetry information flowing to the operation center. For the CATV and vending applications, enterprises implementing 20/20's system will generate a payback in less than one year.


20/20'S WIRELESS TECHNOLOGY
---------------------------

20/20's wireless technology and systems seek to provide cable television operator and vending machine operators with a means of early identification of malfunctions, detailed operational information, rapid response time to technical problems and more efficient use of personnel.

20/20's wireless products are based on proprietary hardware and software designs. 20/20's devices distinguish themselves by their programmability for a variety of potential applications, and their ability to operate on most wireless networks (cellemetry, CDPD, satellite, digital cellular) after simple firmware upgrades. 20/20's management software is specifically tailored to the application, providing functions that maximize the usefulness of incoming data. The software can be operated in a web-based environment, a stand alone PC or integrated with existing corporate platforms.

20/20's wireless devices contain two basic components: a wireless modem, which transmits data over the wireless network, and a programmable controller which governs which data is to be sent and when. The devices are programmed prior to installation and directly interface with remote equipment, transmitting data according to customer requirements. Data flows over wireless network and back to the customer's central office, where it is filtered and presented in a software environment created specifically by 20/20 for the application.

This "machine to machine" communication is known as telemetry. Wireless telemetry offers companies with assets situated in remote areas a real time link to their critical equipment for the purpose of monitoring and analyzing that equipment. The result is early identification of equipment problems, drastic improvements in response time and more efficient use of personnel.

The telemetry process can be separated into four distinct stages:
1) collection of data 2) transmission of data 3) assessment of data 4) response. The first three stages are dependent on the provider of the solution, and it is in these stages that 20/20 distinguishes itself. In the collection of data, 20/20's devices have data ports which permit direct interfacing with equipment. 20/20's proprietary controller is fully programmable and gives incredible flexibility in determining when data is sent. An application may call for a single reading once per day or require communication only when a specific event, alarm, or malfunction occurs. In the transmission of data, 20/20's devices can operate on most wireless networks such as Cellemetry (our preferred low-bandwidth network), CDPD/Mobitex/ARDIS for higher bandwidth applications, and satellite for applications outside the coverage of terrestrial based networks. 20/20's proprietary controller is compatible with most after-market wireless modems, so the company's devices can switch networks with simple firmware upgrades. In the assessment of data, 20/20 provides a custom software environment designed specifically for the application, which organizes and presents the data in a format designed to maximize its efficient use. Some features are alarms, reports, polling, and depiction of assets on a digital map. The software can be operated in a web-based environment, a stand-alone PC, or integrated with existing corporate platforms.


20/20 SERVING THE CABLE TELEVISION INDUSTRY
-------------------------------------------

20/20 seeks to assist companies in the cable television industry by providing them with a real time link to their power supplies utilizing the cellular network as an independent communication path to the operations center. The benefit to these companies by using 20/20's systems are reduced frequency and duration of power outages; reduced use of technicians assigned to maintaining power supplies; knowledge of exact location and cause of power outages; improved customer satisfaction.

The solution offered by 20/20 is transmitted using the Cellemetry network, operated by Numerex Technologies, to link geographically dispersed power supply units to an operations center. Cellemetry is one of the original wireless data services to use the cellular network. Using the existing cellular analog network, Cellemetry offers the most ubiquitous coverage of any wireless network in North America. Additionally, Cellemetry offers North American wide roaming for no additional charge; for example, a device activated in Toronto, Canada, will work seamlessly in Houston, Texas. The Cellemetry network provides an independent and secure path to the operations center when the electricity grid goes down. Cellemetry also offers the greatest coverage of any radio data network, an important feature given that a significant portion of the power supplies to be monitored reside in suburban or rural areas where competing data networks like PCS, Mobitex or ARDIS (Motient) have no coverage. From one location, CATV providers are able to monitor and control variables critical to network integrity. 20/20 uses Cellemetry components provided by Ericsson. No reseller agreements are required to purchase these components.

Prior to outright malfunction, power supply variables often experience fluctuation outside of normal parameters. 20/20's device will instantly detect these variations and communicate them to the operations center, which will dispatch a service crew to correct the problem before a catastrophic failure. In the event of outright failure, the operations center will know precisely what the problem is and where it is occurring. The result is drastically reduced downtime and associated customer complaints.

The system will also permit routine maintenance checks from the operations center. From 20/20's management software, personnel will be able to test battery power levels and dispatch crews directly to degraded units. This flexibility will eliminate the routine (and costly) maintenance procedures now in place.
The MIN (Mobile Identification Number) associated with each Cellemetry component will be sufficient to identify its location on the pre-designated grid. 20/20 has developed a companion software management system that will display power supply units, and their status, in a graphical environment. To complete the package, the device will be shipped with a simple "plug and play" transformer that will eliminate the need for complicated rewiring; regular CATV crews will be able to perform installation without the aid of certified electricians.


20/20 SERVICING VENDING MACHINE OPERATORS
-----------------------------------------

20/20 will also seek to provide its services and products to vending machine operators to assist them with the monitoring and maintenance of their vending machines which are often situated in dispersed areas. Companies utilizing 20/20's technology will realize the following benefits: Reduced number of driver trips to service and repair vending machines as drivers will only service machines in need, reduction in lost revenue as the central office will be notified immediately when a product is depleted, or the vending machine has malfunctioned; elimination of cash losses as the central office will know the exact cash level of each machine and will be able to verify collected amounts.

Specific to vending machine operators, 20/20's hardware installation will employ an innovative combination of radio data networks (e.g. CDPD/Mobitex/ARDIS) and unlicensed RF spectrum. 20/20's device will be installed in one machine (node) in proximity to other machines. Peripheral machines (satellites) will contain two-way RF modules, which will transmit their data back to the node. From the node, data from all machines in the cluster will be sent to the home office over the appropriate radio data network. It is expected that one node will have about five machines in its array. If machines are immediately adjacent to each other, technicians will be able to connect peripheral machines by directly wiring them to the node, negating the need for RF modules.

20/20 will also provide a Cellemetry based device for deployment in a single machine. It is expected that 10-15% of vending machines will fall into this category. Generally, they will be situated in suburban or rural areas where the cost of servicing machines is quite high due to the travel distances involved. Cellemetry will provide near complete coverage for these outlying areas. 20/20 will provide management software with the following functions: data retrieval, databasing, event alarms, daily inventory and cash reports, service schedules.


CABLE TELEVISION (CATV) MARKETS
-------------------------------

CATV power supplies are distributed throughout the network to provide continuous power to the CATV signal in the event of local electricity service failure. Power supplies contain a bank of batteries which require extensive maintenance to keep operational. If local electricity service fails and the back-up batteries do not perform, CATV subscribers in the area will lose service. The result is a flurry of calls to the customer service line. Surprisingly, CATV providers utilize no, or very inadequate power supply monitoring systems. Outages due to power supply failure often take several hours to correct as service crews can only estimate where the exact problem is - usually interpolated by the geographic area of complaint calls.

The solution offered by 20/20 gives CATV providers a real-time link to power supplies using the cellular network as an independent communication path to the operations center. The benefits of deploying 20/20's system are:

1.   reduced frequency and duration of outages.
2. reduced use of technicians assigned to maintaining power supplies.
3.   knowledge of exact location and cause of outages.
4.   improved customer satisfaction.

20/20 will seek to install its devices in existing power supplies, which number over 3 million in North America, with 200,000 replaced annually. 20/20 believes there are no significant deployments of wireless monitoring systems to date.
The potential value of this application exceeds $900 million.


ELECTRONIC VENDING MARKET
-------------------------

The majority of vending operators run their business blind -- meaning without first hand observation of the operation at work. They have only limited knowledge of the current status of their machines. Service technicians set out in the morning with only an estimate of what they might actually need in the field with respect to product. Instead of malfunctions or sold-out product being immediately addressed, these revenue-killers are usually remedied only on routine visits.

20/20's wireless monitoring systems will give vending operators a real-time link to their widely dispersed. The benefits of this service are:

     * Reduced number of driver trips. Drivers will only service machines in need.
     * Reduction in lost revenue. The central office will be notified immediately when a product is depleted, or the vending machine has malfunctioned.
     * Eliminate cash losses. The central office will know the exact cash level of each machine and will be able to verify collected amounts.

20/20 will seek to install its devices in game, beverage, and snack vending machines, which number over 6 million in the United States, with 200,000 replaced annually. The only volume placement of wireless monitoring devices has been confined to corporately owned beverage machines. The majority of the vending industry is controlled by 25 privately-held distributors, which serve over 5,000 independent operators. Having the right business contacts is key to penetrating this market. The potential value of this application exceeds $1.5 billion.


SALES AND MARKETING
-------------------

20/20 seeks to market its products through distribution arrangements with firms providing material products to vertical markets. These firms have extensive knowledge of their respective industries, and have large customer bases.

20/20 has entered into an exclusive Canadian Distribution Arrangement with the Winfield Entertainment Group (hereinafter "Winfield Entertainment"), which is the largest electronic vending operator in Canada. Under the terms of the Distribution Agreement, Winfield Entertainment Group has received from 20/20 an exclusive license to distribute 20/20's products and services to any sub-distributor in the vending machine industry throughout Canada. These products include 20/20's wireless remote unit and monitoring station as well as the supporting software. Winfield Entertainment shall promote, at its own expense, the sale of 20/20's products and services throughout Canada. The terms of this agreement is for five (5) years commencing on February 28, 2001. Winfield Entertainment has agreed to purchase a minimum of 1,000 wireless units in the first year of the Agreement, 3,500 units in the second year of the Agreement, 10,000 units in the third year of the Agreement, 15,000 units in the fourth year of the Agreement and 20,000 units in the fifth year of the Agreement. In addition to marketing and deploying 20/20's products and services, Winfield Entertainment shall also assist 20/20 in establishing exclusive distribution arrangements throughout the United States. 20/20 shall also provide a limited manufacturer's warranty for one (1) year for the hardware and software distributed and sold through Winfield Entertainment. A copy of the Distribution Agreement is included as an Exhibit 10.1.

20/20 on March 6, 2001 entered into an Agency Agreement with GRF Comm Provisions, Inc., (hereinafter "GRF"), a distributor, representative, and manufacturer of state-of-the-art telecommunications equipment based in California. Under the Agreement GRF will represent 20/20 and undertake to sell and maintain 20/20 products and services to end-users in the cable television industry. GRF has agreed to arrange for a certain level of business activity for 20/20 over the term of the Agreement. Specifically, GRF shall secure three (3) beta test agreements and one (1) customer order during the first year of the Agreement, five (5) beta test agreements and two (2) customer orders during the second year of the Agreement and seven (7) beta test agreements and three (3) customer orders during the third year of the Agreement. A beta test agreement is defined as an agreement between GRF and an end-user customer which is drawn up by 20/20. The products and services to be sold and maintained by GRF include 20/20's wireless remote unit, the monitoring station and related supporting software. GRF shall represent 20/20 throughout the West Coast of the United States, including Hawaii and Alaska. GRF shall also be entitled to represent 20/20 in the Central United States and Eastern United States through another prospective agent or distributor. A copy of the Agency Agreement is attached as an Exhibit 10.2.

20/20 on March 15, 2001 also entered into an exclusive Distribution Agreement with George H. Baker, (hereinafter "Baker") a distributor in the business of selling and supporting locating devices primarily to emergency departments, to distribute 20/20's wireless remote unit, monitoring station and supporting software for use in emergency services vehicles, such as ambulances and fire rescue vehicles throughout Canada and the United States. The term of the Agreement is five (5) years. Baker has agreed to purchase a distribute a minimum of 1,000 wireless units in the first year of the Agreement, 3,500 units in the second year of the Agreement, 10,000 units in the third year of the Agreement, 15,000 units in the fourth year of the Agreement and 20,000 units in the fifth year of the Agreement. Baker has also undertaken to promote, at its own expense, the sale of 20/20's products and to provide maintenance for products leased or sold. 20/20 shall also provide a limited manufacturer's warranty for one (1) year for the hardware and software distributed and sold through Baker. A copy of the Distribution Agreement between 20/20 and Baker is included as an
Exhibit 10.3.

20/20 will also be approaching manufacturers of equipment that host our telemetry devices. Manufacturers of CATV power supplies and vending machines will be able to offer 20/20's wireless monitoring technology to customers purchasing new equipment.

20/20 is also seeking joint marketing activities with wireless carriers. For these carriers, 20/20's products represent content that could increase their customers' usage of their wireless networks, and make customers less likely to switch to another wireless service provider. 20/20 intends to bundle the carrier's air time and resell it to customers as part of a total solution.


PRODUCTION AND DELIVERY
-----------------------

The manufacture of 20/20's systems requires the assembly of parts and permanently loaded software followed by a suite of tests to
verify operation.   20/20 follows a manufacturing migration
process, whereby in-house manufacturing is superceded by outsourcing. For small volumes, below 25 units per month, all assembly, testing, and packaging will be done in-house, reducing initial unit manufacturing costs to below $30.

High-volume manufacturing is expected to be conducted through outsourcing to Astroflex Inc., or other manufacturers. There are a large number of reliable, quality component manufacturers available in North American. Manufacturing is monitored through 20/20's Statistical Process Control program. Self-testing after both manufacturing and field-installation ensures the quality of all wireless units. 20/20 will also seek financing which will be used to design and build molds to house the commercial products. The product components are expected to be snap assembled within housings bulk-manufactured from these molds specifically engineered and constructed for 20/20.

All critical components used in the vending and cable television products come from the United States and Canada. The delivery of any of these components is dependent on volume ordered. In most cases, orders are filled immediately but for higher volumes the filling of these orders could take longer.

Critical components are sourced from the following companies:
     Radio:  Ericsson, Standard, CSI
     Controller: Parralax, High Tech Direct
     Antennae: Larson, Sinclair
     GPS: Rockwell, Magellan; Sirf
     Solid State Relays:  Jameco, Digikey

In each case 20/20 has identified one primary supplier and at least one backup supplier.

The production of software packages will remain in-house regardless of sales levels. The cost of producing deliverable software products is largely dependent on manpower and requires only a small investment in raw materials and packaging. Even more important is the dynamic nature of software, which limits the effectiveness of outside production.


SERVICE AND SUPPORT
-------------------

As new products, services, or geographic service areas are introduced, the direct responsibility for customer service will remain with 20/20. As partners become familiar with effecting installations, stabilizing and operating trouble free for a period of time, the service component will be transferred to the partner. In some cases the service component may be contracted to trained technicians in the market area.

Client satisfaction and loyalty will seek to be maintained by continual improvement of 20/20 products, services, and operations, with an ISO 9001 compliant quality system targeted 18 months after financing. Hands-on client training programs will introduce basic concepts in wireless telecommunications; system overview, including 20/20 hardware and software architectures; as well as maintenance and trouble-shooting.


PROFESSIONAL AND CUSTOMER SUPPORT SERVICES
------------------------------------------

20/20 will seek to provide customer support services to assist its clients in implementing and using 20/20's products effectively. The Company's distributors will be extensively trained in the installation and maintenance procedures for our wireless telemetry devices. Typically, contracts for the sale of 20/20's devices and software include project management, software configuration, software customization, installation, education and training, technical support, and ongoing maintenance. 20/20 believes that providing high quality, cost-effective professional services facilitates effective implementation of its products and fosters a strong relationship with the customer.


PRODUCT IMPLEMENTATION
----------------------

20/20 will begin the placement process by installing a small number of devices in a potential customer's remote equipment. Any costs associated with installation, customization, and engineering will be borne by 20/20. During the trial period (which may span 60 days), 20/20 staff will carefully follow the progress of the test and give the customer regular reports.

During the final phase of implementation, 20/20 personnel will work with the client to develop and test custom features and various interfaces to corporate networks, wireless networks and other corporate information systems.

At the end of the trial, the customer may elect to purchase a volume quantity, or request some minor customization. All costs associated with removing trial equipment will be assumed by 20/20.


CUSTOMER SUPPORT
----------------

20/20 believes that its ability to offer a high level of customer support is critical to its success. Most 20/20 customers will enter into separate customer support agreements, typically on an annual basis, that take effect on the expiration of the product warranty. Generally, customer support will be provided by 20/20's distribution partners.


PRODUCT DEVELOPMENT
-------------------

The wireless telemetry industry is characterized by rapid technological change and increasing user requirements. Accordingly, 20/20 believes that it must be able to provide new products and modify and enhance existing products on a timely and continuing basis in order to be competitive. To accomplish this objective, 20/20's strategy will be to utilize proven technology to further enhance its existing products and to create new products. Where appropriate, 20/20 may acquire or license complementary technology developed by third parties for integration into 20/20 products.

20/20 believes that its wireless engineering and software personnel provide 20/20 with a competitive advantage. 20/20 personnel have considerable experience and expertise in the development of wireless telemetry applications as well as in the integration of these applications with a customer's corporate information system. 20/20's software product development personnel employ modular software architecture, object-oriented software development and graphical user interface design technologies to develop scaleable, modular, configurable products. 20/20 personnel have expertise in software technology, wireless and wireline communications technologies, computer environments, and corporate information systems integration. 20/20 believes that this combination of expertise in multiple disciplines has allowed and will continue to allow 20/20 to design and develop mobile wireless telemetry solutions which can be implemented in a timely and cost-effective manner.


SECONDARY APPLICATIONS
----------------------

20/20 is currently testing a number of products and services which are designed to provide seamless communications between industry standard handheld devices that permit communication between such handheld devices and the customer's operations center, making data available to field workers. 20/20 will seek to enter into reseller agreements with manufacturers and distributors of handheld devices and network carriers.


FUTURE CATV PRODUCT DEVELOPMENTS
--------------------------------

At the specific request of our beta-test partners, 20/20 will be developing a second-generation product that will directly monitor the CATV RF signal quality. This feature will require additional engineering development but will further completely distinguish our product, and give 20/20 a considerable advantage over any potential competitors.


COMPETITION
-----------

The markets for wireless telemetry applications are highly competitive. Numerous factors affect 20/20's competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms, ability to implement wireless telemetry solutions while meeting customer schedules, integration of products with other enterprise solutions, availability of project engineering services and timely ongoing customer service and support.

Within 20/20's chosen markets of CATV and vending, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. 20/20 expects such competition to intensify as acceptance and awareness of wireless telemetry continues.

Certain of 20/20's competitors have substantially greater financial, technical, marketing and distribution resources than 20/20. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products. There can be no assurance that 20/20 will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by 20/20 will not have a material adverse effect on its business, financial condition, operating results and cash flows.

20/20 believes that in the CATV and vending industries, the most important competitive factors are the reputation of the supplier and their proven record in implementing wireless data solutions. 20/20 primarily competes in the vending market with Isochron of Austin, TX, and Marconi of London, England. 20/20's competitors in the CATV industry is limited to companies such as Cheetah Technologies which offer a similar power supply monitoring product, that uses part of the CATV bandwidth to connect power supplies to the operations center. This product differs from 20/20's by the fact that it does not use wireless technology.

20/20 believes that the principal competitive factors in the wireless telemetry market are the ability to improve the customer service aspects of an organization's business and increase the productivity of service representatives.


EMPLOYEES
---------

As of December 31, 2000, the Company had 15 full-time employees and contractors in the areas of engineering, marketing, management, finance, and administration. None of the Company's employees are represented by a labor union.



Item 2.  Description of Property

The Issuers principal place of business and corporate office is located at 401-343 Railway street-suite 403, Vancouver, British Columbia V6A 1A4. The office consists of 2,500 square feet and is subject to a five (5) year lease at a cost of $23,841.00 per year. There are currently five (5) employees who utilize the Issuers facilities for general and administrative purposes, development of the Issuers services and products, liaising with distributors for the engagement of beta test trials and marketing the Issuers services and products. The Issuer plans to open a U.S. office for sales and marketing in the next quarter.


Item 3.  Legal Proceedings

There are no legal proceedings pending at this time.


Item 4.  Submission of Matters to a Vote of Security Holders

On January 3, 2001, a special meeting of the company's shareholders was held to vote on the acceptance and approval of the Acquisition of Global Wireless Services Inc., pursuant to the Acquisition Agreement executed by the officers of the company on December 20, 2000 and to vote on the changing of the name of the company to "20/20 Wireless Inc.", accompanied by the Amendment to the Certificate of Incorporation of the company to reflect such change. The shareholders present at the meeting unanimously voted to approve both the Acquisition of Global Wireless and the changing of the name of the company to 20/20 Wireless.

                             PART II

Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. As of March 31, 2001, there were approximately 260 holders of record of the issued and outstanding shares of Issuer's common stock. The Company currently has no established public trading market for its common stock.


Item 6.  SELECTED FINANCIAL DATA

                       20/20 WIRELESS INC.
                 ELECTED FINANCIAL DATA SCHEDULE
            FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

                                           Mar 31      Mar 31
                                            2001        2000
                                     ---------------------------

Cash and cash items                       $    8       $    0
Marketable securities                          0            0
Notes and accounts receivable                  0            0
Inventory                                      0            0
Other current assets                           0            0
Total current assets                           8            0
Property, Plant and equipment              2,318            0
Accumulated depreciation                    (628)           0
Intangibles                              388,978            0
Accumulated amortization                       0            0
Total assets                             390,676            0

Total current liabilities                    689        2,823
Bonds, mortgages and debt                      0            0
Net of current portion                   166,297       68,209
Common stock                             362,257        1,065
Other stockholders' equity              (138,567)     (72,097)
Total liabilities and
   stockholders equity                   390,676       72,097
Net sales of tangible products                 0            0
Total revenues                                 0            0
Cost of tangible goods sold                    0            0
Total costs and expenses applicable
   to sales and revenue                        0            0
Other costs and expenses                  66,470       53,407
Income before taxes and other items      (66,470)     (53,407)
Net income or loss                       (66,470)     (53,407)



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General Statement - Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act (the "Reform" Act) that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

       - Ability of the Company to raise additional capital
       - Ability of the Company to secure sales of its products and services through its distributors
       - Unexpected economic changes in Canada and/or the United
             States

To the extent possible, the following discussion will highlight the relative needs of the Company with respect to its business activities.

20/20 is a development stage company which has minimal operating history. As a result, investors are alerted that any investment in the company entails a high degree of risk. The company has not yet generated any revenue from its products or services. The Company will seeks to derive revenue from (i) wireless telemetry devices (ii) associated wireless network air time (iii) third party products and services, consisting of the provision of non-20/20 products and services as part of the total contract.

20/20 seeks to design, develop, manufacture and market, wireless telemetry technologies for use by a wide variety of companies that have remote equipment, such as electronic vending, cable television, and utilities (electric, gas and water). 20/20's technology will utilize both public and private wireless data networks to transmit mission critical information. The Company seeks to provide products that feature a cost-effective method for companies with remote equipment to utilize wireless data to immediately connect equipment to the operations center and with mobile workers.

The Company believes that recent economic developments and trends may adversely affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The Company anticipates that such economic conditions and regulatory trends may affect demand in 2001 for the products and services offered by 20/20. A decline in demand for 20/20's products in these markets as a result of economic conditions, or otherwise, may have a material adverse effect on 20/20's business, financial condition, operating results and cash flows.

20/20's customers will enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements will have a term of twelve months and are invoiced either annually or monthly. Revenue for these services is recognized ratably over the term of the contract.

The Company expects to be periodically required to provide, in addition to 20/20 products and services, certain third party products, such as host computer hardware and operating system software, and mobile computing. The Company recognizes revenue of the supply on third party hardware upon transfer of title to the customer. The Company expects to recognize revenue on the supply on third party services using a percentage of completion method based on the costs incurred over the total estimated cost to complete the third party services contract.

The Company expects to supply some portion of third party products and services to customers where it is successful in selling its own products and services. There can be no assurance, however, that any contracts entered into by the Company to supply third party software and products in the future will represent a substantial portion of revenue in any future period. Since the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, the Company may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue.

The Company's revenue is dependent, in large part, on significant contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations. Some of the Company's contracts are cancelable upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

The future success of the Company's business development strategy will depend on the Company's ability to develop and implement the technology related to its wireless telemetry solutions; the Company's ability to enter into contracts with end-users and distributors; raising additional capital to finance growth in the company and development of new products. Growth in the Company's business revenue is anticipated to be derived primarily from the sale of wireless telemetry devices and monthly wireless network air time.



RISK FACTORS
------------

20/20's believes that its operations and the overall success of its business may be subject to the following risks.

Liquidity

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the development of its products. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


Potential Fluctuations in Quarterly Operating Results

Once 20/20 begins to generate revenues and secures firm contract orders, its results of operations may fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of completion of contracts, increased competition, changes in the demand for 20/20's products and services, the cancellation of contracts, the timing of new product announcements and introductions, changes in pricing policies by 20/20 and its competitors, delays in the introduction of products or enhancements by 20/20, expenses associated with the acquisition of products or technology from third parties, the mix of sales of 20/20's products and services and third party products, seasonality of customer purchases, personnel changes, and general economic conditions.

20/20 will rely upon its ability to implement and integrate wireless telemetry solutions on schedule and to the satisfaction of its customers. 20/20 from time to time may experience certain implementation and other problems that may delay the completion of certain projects, including the failure of third parties to deliver products or services on a timely basis and delays caused by customers. There can be no assurance that 20/20 will be able to complete projects on a timely and cost effective basis or that delays will not result in cancellations of contracts or result in the imposition of substantial penalties. Any such material delay, cancellation or penalty could have a material adverse effect upon 20/20's business, financial condition, operating results and cash flows.

Because 20/20 is unable to forecast with certainty the receipt of orders for its products and services and 20/20's expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels do not meet expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely effected. As a result, net income may be disproportionately affected because a relatively small amount of 20/20's expenses vary with its revenue. In particular, 20/20 plans to increase its operating expenses to expand its sales and marketing operations, expand its distribution channels, fund greater levels of research and development, enhance distributor training and increase its administrative resources. There can be no assurance that 20/20 will effectively compete in this market or receive sufficient revenues to offset such costs. Additionally, as 20/20 is a development stage company, there is no guarantee that it will be able to secure firm orders for its products or services or to generate significant revenue to become self sufficient in its need for capital.

Based upon all of the foregoing factors, 20/20 believes that its quarterly revenue, direct expenses and operating results are likely to vary significantly in the future, that period-to-period comparisons of the results of operations are not necessarily meaningful and that such comparisons should not be relied upon as an indication of future performance. 20/20 may also choose to reduce prices or increase spending in response to competition, or to pursue new market opportunities. If new competitors, technological advances by existing competitors or other competitive factors require 20/20 to reduce its prices or invest significantly greater resources in research and development efforts, 20/20's operating results in the future may be adversely affected. There can be no assurance that 20/20 will be able to grow in future periods or that it will be able to sustain its level of total revenue or its rate of revenue growth on a quarterly or annual basis. It is likely that in some future quarter 20/20's operating results will be below the expectations of public market analysts and investors. In such event, the price of 20/20's Common Shares would likely be materially adversely affected.

Because the revenue generated from the supply of third party products and services may represent a significant portion of certain contracts and the installation and rollout of third party products is generally at the discretion of the customer, 20/20 may, depending on the level of third party products and services provided during a period, experience large quarterly fluctuations in revenue.


Lengthy Sales Cycles for 20/20's Products

The purchase of a wireless telemetry solution is often an enterprise-wide decision for prospective customers and will require 20/20 and its distribution partners to engage in sales efforts over an extended period of time and to provide a significant level of education to prospective customers regarding the use and benefits of such systems. Due in part to the significant impact that the application of wireless telemetry solutions has on the operations of a business and the commitment of capital required by such a system, potential customers tend to be cautious in making acquisition decisions. As a result, 20/20 believes that its products will generally have a lengthy sales cycle of several months. Consequently, if sales forecasted from a specific customer for a particular quarter are not realized in that quarter, 20/20 may not be able to generate revenue from alternative sources in time to compensate for the shortfall. The loss or delay of a large contract could have a material adverse effect on 20/20's quarterly financial condition, operating results and cash flows, which may cause such results to be less than analysts' expectations. Moreover, to the extent that significant contracts are entered into and required to be performed earlier than expected, operating results for subsequent quarters may be adversely affected.


Dependence on Large Contracts and Concentration of Customers

20/20's ability to generate revenue is dependent, in large part, on significant contracts from a limited number of customers. The inability of 20/20 to secure and maintain a sufficient number of large contracts will have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. Moreover, 20/20's success will depend in part upon its ability to obtain orders from new customers, as well as the financial condition and success of its customers and general economic conditions.

The size of a contract for a particular customer can vary substantially depending on whether 20/20 provides its own products and services or is also responsible for supplying third party products and services. Any significant increase in the costs required to complete a project, or any significant delay in a project schedule, could have a material adverse effect on that contract's profitability and because of the size of each contract, on 20/20's overall results of operations. Any significant failure by 20/20 to accurately estimate the scope of work involved, plan and formulate a contract proposal, effectively negotiate a favorable contract price, properly manage a project or efficiently allocate resources among several projects could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows.


Potential Fluctuations in Backlog

Due to the long, complex sales process and the mix of sales of 20/20's products and services and third party products and services, 20/20's backlog may fluctuate significantly from period-to-period. Contracts for software maintenance and support are generally renewable every year and are subject to renegotiation upon renewal. There can be no assurance that any customer of 20/20 will renew its maintenance contracts or that renewal terms will be favorable to 20/20.

Limited Operating History; History of Losses; Increased Expenses

20/20 has only a limited operating history upon which an evaluation of its business and prospects can be based. As of March 31, 2001, 20/20 had an accumulated deficit of $138,567. There can be no assurance of sustained profitability or that, 20/20 will realize revenue growth or be profitable on a quarterly or annual basis. In addition, 20/20 plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, enhance distributor training, and increase its administration resources. A relatively high percentage of 20/20's expenses will be typically fixed in the short term as 20/20's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, 20/20's business, financial condition, operating results and cash flows would be materially adversely affected. 20/20 believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


Integration of Acquisitions

20/20 may, when and if the opportunity arises, acquire other products, technologies or businesses involved in activities, or having product lines, that are complementary to 20/20's business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies and products of the acquired companies, the diversion of management's attention from other business concerns, risks associated with entering markets or conducting operations with which 20/20 has no or limited direct prior experience and the potential loss of key employees of the acquired company. Moreover, there can be no assurance that any anticipated benefits of an acquisition will be realized. Future acquisitions by 20/20 could result in potentially dilutive issuance's of equity securities, the incurrence of debt and contingent liabilities, amortization of expenses related to goodwill and other intangible assets and write-off of restructuring costs and acquired research and development costs, all of which could materially and adversely affect 20/20's financial condition, results of operations and cash flows.


New Product Development

20/20 expects that a significant portion of its future revenue will be derived from the sale of newly introduced products and from enhancement of any existing products. 20/20's success will depend in part upon its ability to enhance its current products on a timely and cost-effective basis and to develop new products that meet changing market conditions, including changing customer needs, new competitive product offerings and enhanced technology. There can be no assurance that 20/20 will be successful in developing and marketing on a timely and cost-effective basis new products and enhancements that respond to such changing market conditions. If 20/20 is unable to anticipate or adequately respond on a timely or cost-effective basis to changing market conditions, to develop new software products and enhancements to existing products, to correct errors on a timely basis or to complete products currently under development, or if such new products or enhancements do not achieve market acceptance, 20/20's business, financial condition, operating results and cash flows could be materially adversely affected.

In light of the difficulties inherent in software development, 20/20 may experience delays in the completion and introduction of new wireless telemetry products. The increased time required for the initial implementation and field testing of a new product may result in delays in commencement of additional installations. e-Business Development


Management of Growth

20/20 believes that continued growth in the number and complexity of products and in the number of personnel will be required to establish and maintain 20/20's competitive position. 20/20's growth, coupled with the rapid evolution of 20/20's markets, is likely to place significant strains on its management, administrative, operational and financial resources, as well as increased demands on its internal systems, procedures and controls. 20/20's ability to manage future growth will require 20/20 to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to implement new systems as necessary and to expand, train, motivate and manage its sales and technical personnel. There can be no assurance that 20/20 will be able to manage its growth successfully. Failure to do so could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows.


Dependence on Key Personnel

20/20's success and operating results are substantially dependent on the continued service and performance of its senior management and key technical and sales personnel. 20/20 intends to hire a significant number of additional technical and sales personnel in the next year. Competition for such personnel is intense, and there can be no assurance that 20/20 can retain its key technical, sales and managerial employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of 20/20's senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon 20/20's business, financial condition, operating results and cash flows.


Dependence on Selected Vertical Markets

20/20's revenue will be derived from the sale of products and services to customers in the CATV and electronic vending industries. 20/20 believes that 75% of its revenue will come from the vending application, with the remaining 25% from CATV. Adverse economic developments and trends may affect levels of capital spending by companies in our target markets. A decline in demand for 20/20's products in the CATV and electronic vending industries as a result of economic conditions, regulatory trends, competition, technological change or otherwise, would have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. There can be no assurance that 20/20 will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets.

Dependence on Marketing Relationships

20/20's products are marketed by 20/20's distribution partner. There can be no assurance that 20/20's distributors will continue to provide the level of services and technical support necessary to provide a complete solution to 20/20's customers. The loss of these distributors, the failure of such parties to perform under agreements with 20/20 or the inability of 20/20 to attract and retain new distributors with the technical, industry and application experience required to market 20/20's products successfully could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. 20/20 expects that it may enter into certain joint ventures in order to facilitate its expansion into other vertical markets. To the extent that such joint ventures are not successful, there could be a material adverse effect on 20/20's business, financial condition, operating results and cash flows.


Competition

The market for wireless telemetry solutions is highly competitive. Numerous factors affect 20/20's competitive position, including price, product features, product performance and reliability, ease of use, product scalability, product availability on multiple platforms (server, wireless carrier, and mobile workstation), meeting customer schedules, integration of products with other enterprise solutions, availability of project consulting services and timely ongoing customer service and support. Within these markets, there are a small number of new ventures, either small companies attempting to establish a business in this market or large companies attempting to diversify their product offerings. 20/20 expects such competition to intensify as acceptance and awareness of wireless telemetry continues.

Current or potential competitors may establish cooperative arrangements among themselves or with third parties to increase the ability of their products to address customer requirements. Certain of 20/20's competitors have substantially greater financial, technical, marketing and distribution resources than 20/20. As a result, they may be able to respond more quickly to new or emerging technologies and changing customer requirements, or to devote greater resources to the development and distribution of existing products.


There can be no assurance that 20/20 will be able to compete successfully against current or future competitors or alliances of such competitors, or that competitive pressures faced by 20/20 will not materially adversely affect its business, financial condition, operating results and cash flows.

20/20 primarily competes in the vending market with Isochron of Austin, TX, and Marconi of London, England. 20/20's competitors in the CATV industry is limited to companies such as Cheetah Technologies which offer a similar power supply monitoring product, that uses part of the CATV bandwidth to connect power supplies to the operations center.


Risk of Product Defects

Wireless telemetry products, including those offered by 20/20, from time-to-time contain undetected errors or failures. There can be no assurance that, despite testing by 20/20 and by current and potential customers, errors will not be found in 20/20's products. Such errors could result in loss of or delay in market acceptance of 20/20's products, which could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows.


Proprietary Technology

20/20's success is dependent on its ability to protect its protect its proprietary technology and property rights. 20/20 intends on making appropriate applications to governmental bodies to secure its trademark and to patent any future inventions or developed technologies. 20/20 also utilizes non-disclosure agreements and other contractual provisions to establish and maintain its rights and to maintain confidentiality. As part of its confidentiality procedures, 20/20 enters into non-disclosure and confidentiality agreements with each of its key employees, consultants, distributors, customers and corporate partners, to limit access to and distribution of its software, documentation and other proprietary information. There can be no assurance that 20/20's efforts to protect its intellectual property rights will be successful. Despite 20/20's efforts to protect its proprietary technology, unauthorized third parties, including competitors, may be able to copy or reverse engineer certain portions of 20/20's software products, and use such copies to create competitive products. Policing the unauthorized use of 20/20's products is difficult.

In addition, because third parties may attempt to develop similar technologies independently, 20/20 expects that wireless telemetry developers will be increasingly subject to infringement claims as the number of products and competitors in 20/20's industry segments grow and the functionality of products in different industry segments overlaps. Although 20/20 believes that its products do not infringe on the intellectual property rights of third parties, there can be no assurance that third parties will not bring infringement claims (or claims for indemnification resulting from infringement claims) against 20/20 with respect to copyrights, trademarks, patents and other proprietary rights.
Any such claims, whether with or without merit, could be time consuming, result in costly litigation and diversion of resources, cause product shipment delays or require 20/20 to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to 20/20 or at all. A claim of product infringement against 20/20 and failure or inability of 20/20 to license the infringed or similar technology could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows.


Dependence on Third Parties

Certain contracts may require 20/20 to supply, coordinate and install third party products and services. 20/20 believes that there are a number of acceptable vendors and subcontractors for most of its required products, but in many cases, despite the availability of multiple sources, 20/20 may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier or may be directed by a customer to use a particular product. The failure of a third party supplier to provide a sufficient supply of parts and components or products and services in a timely manner could have a material adverse effect on 20/20's results of operations. In addition, any increase in the price of one or more of these products, components or services could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. Additionally, under certain circumstances, 20/20 supplies products and services to a customer through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, 20/20 has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, 20/20 is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of 20/20's sub-contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on 20/20's financial condition, results of operations and cash flows.


Foreign Currency Exchange Rate Fluctuations

Because 20/20's reporting currency is the United States dollar, its operations outside the United States face additional risks, including fluctuating currency values and exchange rates, hard currency shortages and controls on currency exchange. 20/20 has operations outside the United States and is hedged, to some extent, from foreign exchange risks because of its ability to purchase, develop and sell in the local currency of those jurisdictions. In addition, 20/20 does enter into foreign currency contracts under certain circumstances to reduce 20/20's exposure to foreign exchange risks. There can be no assurance, however, that the attempted matching of foreign currency receipts with disbursements or hedging activities will adequately moderate the risk of currency or exchange rate fluctuations which could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. In addition, to the extent 20/20 has operations outside the United States, 20/20 is subject to the impact of foreign currency fluctuations and exchange rate charges on 20/20's reporting in its financial statements of the results from such operations outside the United States.


Product Liability

The license and support of products by 20/20 may entail the risk of exposure to product liability claims. A product liability claim brought against 20/20 or a third party that 20/20 is required to indemnify, whether with or without merit, could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. 20/20 carries insurance coverage for product liability claims which it believes to be adequate for its operations.

Item 8.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the shareholders of 20/20 WIRELESS INC.

We have audited the consolidated balance sheet of 20/20 Wireless Inc. as at March 31, 2001, 2000 & 1999 and the consolidated statements of operations and deficit, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at March 31, 2001, 2000 & 1999 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.


COQUITLAM, B.C.                          PEACH GODDARD
APRIL 15, 2001                           CHARTERED ACCOUNTANTS

                       20/20 WIRELESS INC.
                   CONSOLIDATED BALANCE SHEET
                AS AT MARCH 31, 2001, 2000 & 1999
                            (Audited)
                            U.S. Funds

                                     ASSETS

                                      Mar 31       Mar 31       Mar 31
                                       2001         2000         1999
                                    ----------   ----------   ----------
CURRENT
 Cash                                $     8     $      -     $      -

APPLICATIONS AND SYSTEMS SOFTWARE
 UNDER DEVELOPMENT (Note 2e & 4)      27,157            -            -

TECHNOLOGY LICENSE (Note 2f)         361,192            -            -

CAPITAL ASSETS (Note 5)                1,690            -        8,000

INCORPORATION COSTS                      629            -            -
                                    ----------   ----------   ----------
                                    $390,676     $      -     $  8,000
                                    ==========   ==========   ==========

                                    LIABILITIES
CURRENT
 Accounts payable                   $    689     $  2,823     $  2,490

DUE TO SHAREHOLDERS (Note 6)         166,297       68,209       23,200
                                    ----------   ----------   ----------
                                     166,986       71,032       25,690
                                    ==========   ==========   ==========

                           SHAREHOLDER EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 7)               362,257        1,065        1,000

DEFICIT                             (138,567)     (72,097)     (18,690)
                                    ----------   ----------   ----------
                                     223,690      (71,032)     (17,690)
                                    ----------   ----------   ----------
                                    $390,676     $      -     $  8,000
                                    ==========   ==========   ==========

See Accompanying Notes

                       20/20 WIRELESS INC.
                CONSOLIDATED STATEMENT OF DEFICIT
                AS AT MARCH 31, 2001, 2000 & 1999
                            (Audited)
                            U.S. Funds


                                      Mar 31       Mar 31       Mar 31
                                       2001         2000         1999
                                    ----------   ----------   ----------
DEFICIT, BEGINNING OF THE YEAR      $ (72,097)   $ (18,690)   $      -

NET LOSS FOR THE YEAR                 (66,470)     (53,407)    (18,690)
                                    ----------   ----------   ----------

DEFICIT, END OF THE YEAR            $(138,567)   $ (72,097)  $ (18,690)
                                    ==========   ==========   ==========

See accompanying notes

                       20/20 WIRELESS INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
                AS AT MARCH 31, 2001, 2000 & 1999
                            (Audited)
                            U.S. Funds

                                      Mar 31       Mar 31       Mar 31
                                       2001         2000         1999
                                    ----------   ----------   ----------
REVENUE                             $       -    $       -    $       -
                                    ----------   ----------   ----------
EXPENSES
  Auto                                  4,723            -            -
  Amortization                            628            -            -
  Consultants                               -       10,000            -
  Insurance, licenses and fees            212            -            -
  Legal and Accounting                  7,355       22,750        9,600
  Market research and development      14,623            -            -
  Office                                7,500       18,257        8,090
  Rent                                 19,825        2,400        1,000
  Telephone & Utilities                 5,232            -            -
  Testing                               1,154            -            -
  Travel                                5,218            -            -
                                    ----------   ----------   ----------
                                       66,470       53,407       18,690
                                    ----------   ----------   ----------
LOSS FOR THE YEAR                   $ (66,470)   $ (53,407)   $ (18,690)
                                    ==========   ==========   ==========

LOSS PER SHARE - BASIC              $    (.01)   $    (.01)   $    (.01)
                                    ==========   ==========   ==========
See Accompanying Notes


                       20/20 WIRELESS INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                AS AT MARCH 31, 2001, 2000 & 1999
                            (Audited)
                            U.S. Funds

                                      Mar 31       Mar 31       Mar 31
                                       2001         2000         1999
                                    ----------   ----------   ----------
CASH RESOURCES PROVIDED BY(USED IN):

OPERATIONS
Cash flow provided by operations
     before the undernoted          $ (66,470)   $ (53,407)   $ (18,690)
Non-cash working capital               (2,134)         332        2,490
Amortization                              628          948            0
                                    ----------   ----------   ----------
                                     (67,976)      53,074       16,200
                                    ==========   ==========   ==========

INVESTING
Purchase Technology License          (361,192)           -            -
Additions to Capital Assets          (  2,318)           -            -
Additions to Development Costs       ( 27,157)           -            -
Incorporation Costs                      (629)           -            -
                                    ----------   ----------   ----------
                                    (391,296)           -            -
                                    ==========   ==========   ==========

FINANCING
Issue of Share Capital                361,192           65        1,000
Shareholder's loans                    98,088       45,009       23,200
                                    ----------   ----------   ----------
                                     459,280       45,074       24,200
                                    ==========   ==========   ==========

NET INCREASE (DECREASE) IN CASH             -       (8,000)           -

CASH POSITION AT BEGINNING OF YEAR          -        8,000            -
                                    ----------   ----------   ----------
CASH POSITION AT END OF YEAR         $      -     $      -     $      -
                                    ==========   ==========   ==========

See Accompanying Notes

                       20/20 WIRELESS INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 MARCH 31, 2001, 2000, & 1999
                           (Audited)
                          U.S. Funds


1.   CONTINUED OPERATIONS

     These consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several adverse conditions and events cast doubt upon the validity of the assumption. The company has incurred operating losses since its inception, has a working capital deficiency, and is currently unable to self-finance its operations.

     The continuation of the company as a going concern is dependent upon its ability to obtain additional financing to meet its obligations for future development and the attainment of successful operations. The company is currently seeking new investors to raise the needed working capital.

     These financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate because management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements.

     If the "going concern" assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


2.   SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada.

     a. Principles of Consolidation

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


     b. Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions that the company may undertake in the future.

     c. Foreign Currency Transactions

     The consolidated financial statements of the company are reflected in U.S. dollars. The company uses the temporal method of accounting for foreign currency translations, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non monetary items are translated at historical rates and revenue and expense items are translated at the rate of exchange on the dates they occur.


     d. Capital Assets

     Capital Assets are recorded at cost. Amortization is provided using the declining balance method at the following rates:

                Computer Hardware       30%


     e. Development Costs

     Certain applications and systems software development costs are capitalized once technical feasibility has been established for the product, the company has identified a market for the product and intends to market the product once it is fully developed. Amortization of development costs deferred to future periods will commence once commercial production begins.

     f. Technology License

     In a related party transaction the company purchased from its President $545,400 for a license to certain technology relating to wireless communications systems. The company may use the licensed technology for a period of six years at which time it can purchase, for $100 (US), any residual values in the technology from the President. Amortization of the license will begin once revenues are generated.

     g. Revenue Recognition

     All revenue is recorded and related cost transferred to cost of sales at the time the product is shipped or the service provided.

     h. Loss per Share

     Basic loss per share computations is based on the weighted average number of shares outstanding during the year. Fully diluted earnings per shares have not been disclosed, as it is anti-dilutive.


3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The company's consolidated financial instruments consist of accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of these consolidated financial instruments approximates their carrying value due to their short-term maturity or capacity of prompt liquidation.


4.   DEVELOPMENT COSTS

                                                 2001
                                             -----------
     Balance, beginning of year                 $     -
     Consulting                                  17,109
     Rent                                         6,789
     Supplies                                     3,259
                                             -----------
     Balance, end of year                       $27,157


5.   CAPITAL ASSETS
                                                         2000
                                         Accumulated   Net Book
                              Cost       Amortization   Value

     Computer Hardware        $2,318      $    628     $ 1,690


6.   DUE TO SHAREHOLDERS

     Amounts due to shareholders are non-interest bearing and have no specific terms of repayment. The shareholders have indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long-term.


7.   SHARE CAPITAL

     Authorized

     The authorized capital of the company consists of 25,000,000 common shares with a par value of $.001.

     Issued and outstanding
                                             Number      Amount

     Balance March 31, 1999                1,000,000     $1,000
       Issued for cash                        65,000         65
                                           ----------   --------
     Balance March 31, 2000                1,065,000      1,065
       Issued for cash                        50,000         50
       Stock Split                         4,460,000          -
       Issued for purchase of technology   5,190,514    361,142
                                          -----------   --------
                                          10,765,514   $362,257


8.   BUSINESS COMBINATION

     Effective December 20, 2000, 20/20 Wireless Inc. entered into a business combination with Global Wireless Services
Inc.  The details of the combination are as follows:

     i. The companies in this combination have been incorporated to develop and market a wireless technology that provides wireless monitoring and diagnostic systems to electrical, cable television, telephone vending and petroleum industries.

          20/20 Wireless Inc., a company formed principally to obtain secondary financing for producing and marketing the wireless technology.

          Global Wireless Services Inc., a company formed to principally develop wireless technology.


     ii. At the date of the business combination, the book values of the assets and liabilities of 20/20 Wireless
          Inc. and Global Wireless Inc are as follows:

                            20/20 Wireless       Global Wireless
                            --------------       ---------------
Assets
    Current Assets             $        -          $     1,856
    Capital Assets                      -                1,691
    Other Assets                        -              361,821
                                ----------         ------------
                                        -              365,368
                                ----------         ------------

Liabilities
    Current Liabilities             2,803                1,325
    Other                          78,571               28,699
                                ----------         ------------
                                   81,374               30,024
                                ----------         ------------
Shareholders Equity(Deficit)            -              335,344
                                ----------         ------------
                                $       -          $   365,368


The operating results of 20/20 Wireless Inc. and Global Services
Inc. for the year ended March 31, 2000 were as follows:

                            20/20 Wireless       Global Wireless
                            --------------       ---------------

    Revenue                   $        -          $         -
                            --------------       ---------------
    Net Loss                  $  (67,780)         $   (25,847)
                            --------------       ---------------


    iii. The business combination was effected by the shareholders of each of the companies exchanging 100% of their shares in the combined entity.

    iv. The number of shares received by the shareholders of Global Wireless Services Inc. immediately after the combination in the combined entity is 5,490,514 common shares.

    v. The method of accounting for this combination was the pooling method. Under the pooling method, the assets and liabilities are combined and accounted for in the combined companies financial statements at their carrying values. The reported loss of the combining companies includes the results of operations of the combining companies for the entire fiscal year in which the combination took place.

    The pooling of interest method was used for the following reasons:

        -The combination is an arrangement between shareholder groups uniting business interests to carry on their previous operation together in combination.

        -The controlling group of shareholders controlled 100% of the company's shares, in aggregate, prior to the combination and 51% of the shares after the combination.

        -The directorship in each of the combining companies was similar.

        -The officers and day-to-day management in each of the combining companies was similar.

        -The combination was effected solely by to consolidate assets and shareholdings to allow ease of acquisition by a public company.

        -No assets are brought into the combination other than those of the parties to the combination.


9.   INCOME TAX LOSSES

     The company has non-capital income tax losses which may be carried forward to reduce future year's taxable income, these losses expire as follows:

                   2006         $78,097
                   2007         $66,470

     The potential future tax benefit of these expenditures and tax losses have not been recognized in the accounts of the company.


10.  COMMITMENTS

     By agreement dated 29 May 2000, the company entered into a 5 year lease for premises. The minimum lease payments, not including common area costs, are as follows:

                   2001         $23,841
                   2002          23,841
                   2003          23,841
                   2004          23,841

                                $95,364


11. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

     The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates are processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.



12.  FINANCIAL INSTRUMENTS

     The company's financial instruments consist of accounts receivable, accounts payable and amounts due from shareholders. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair market value of these financial instruments approximates their carrying values, unless otherwise noted.


13.  UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     These financial statements have been prepared in accordance with generally accepted accounting principles in Canada. These financial statements also comply, in all material respects with accounting principles accepted in the United States and the rules and regulations of the Securities and Exchange Commission.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

On January 26, 2001, the Board of Directors voted to retain as its public accountants the firm of Peach Goddard, which is based in Vancouver, British Columbia.

The decision to appoint Peach Goddard was based solely upon the fact that Peach Goddard is geographically closer to 20/20's operations and therefore better able to perform an audit and review of 20/20's records. There were no disagreements or misunderstandings with Graf Repetti & Co., the company's previous accountants, regarding any financial disclosure or practices and a letter from Graf Repetti confirming that no disagreements or misunderstandings existed between the company and its former accountants is attached as Exhibit 16.

Investors are further advised that the principal accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles. Additionally, the decision to change accountants was approved by the board of directors of the company.


                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

                           Position(s) Held and
Name                 Age    Duration of Service   Family Relation
----------------     ---    -------------------   ---------------
Eric MacKenzie        35   President and                None
                            Chief Executive Officer

Thomas J. Manz        50   Chief Financial Officer      None
                            Secretary / Treasurer

Daniel Mercier        43   Senior Technology Advisor    None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Set forth below is certain biographical information regarding the Company's executive officers and directors:

Eric MacKenzie (B.Sc. Eng.), President & CEO, has many years experience in sales and business development. He was director of marketing for of Lightning Processes Ltd. (1998-2000), head of business development for Global Wireless System (2000), and has two years wireless telecommunications marketing and sales experience with Telos Engineering (1997-1998). For over 10 years, he has provided marketing consulting services to various companies such as Rogers Cantel (1994-1996) and Ford Motor company (1995-1997). He has been involved in several successful sales campaigns for long-distance providers having managed and motivated large sales forces. Mr. Mackenzie will be responsible for executing and overseeing 20/20's business plan.

Thomas J. Manz (B.Sc.), CFO, Secretary Treasurer, Mr. Manz has 30 years of business experience in general management, sales, manufacturing and business strategies. Currently, Mr. Manz is a licensed real estate broker (since 1979); a Director of Western Sierra Bankcorp (since 1999); Chairman of the Roseville First National Bank Board of Directors (since 1991, merged in '99); founding and current Director of Pacific Coast Bankers Bank
(PCBB) Board of Directors in San Francisco, California (since
1997); former member of the board of directors of M. L. Oates Insurance Company (1989-1993); Director of Granite Bay Technologies (1999-present); and President of Commercial Building Specialists Inc. (2000-present).

Daniel Mercier (M.Sc.Eng., P.Eng.), Senior Technology Advisor. Mr. Mercier has 10 years experience in telecommunications software and hardware development, 5 years in electronic manufacturing, and 5 years in technical management and business development. He has held engineering and management positions at Nortel, Bell Northern Research, Microcell Connexions (FIDO), and Telos Engineering. He is the President of Global Wireless System (2000-present); founder of Lightning Processes Ltd. (1997-2000); and former CEO of LP Labs, Inc. (1999-2000). He is an active member in APEGBC (Association of Professional Engineers of BC) and OSPE (Ontario Society of Professional Engineers). Mr. Mercier has done graduate research in systems development and has been published in technical journals.

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


Item 11.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company provides salaries for only two of its executives, Eric Mackenzie and Daniel Mercier, at the rate of $25,000 per year each. It is intended that the Company's other directors and officers will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE:
                           Summary Compensation Table

(a)          (b)       (c)      (d)      (e)       (f)       (g)    (h)
(i)
Name and                                Other   Restricted  Sec.
 All
Principal                              Annual     Stock  Underly.   LTIP
Other
Position    Year      Salary   Bonus   Compen.    Award   Options
Payouts Comp.

Eric
MacKenzie
(President)   2001     $25,000     0        0         0        0     0
 0

Daniel
Mercier
Advisor       2001     $25,000     0        0         0        0     0
 0

CASH COMPENSATION

The Company provides salaries for only two of its executives, Eric Mackenzie, president and chief executive officer, and Daniel Mercier, director and advisor, at the rate of $25,000 per year each. This salary is paid in conjunction with their respective positions with 20/20.

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


Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of March 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.

Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Dan Mercier                  1,915,295                    17.8%
4439 West 8th Avenue
Vancouver, BC
Canada V6R 2A3

Eric MacKenzie               1,276,863                    11.9%
#508-1111 Beach Avenue
Vancouver, B.C.
Canada V6E 1T9

Richard Frost                1,276,863                    11.9%
#105-10621 79th Avenue
Edmonton, Alberta
Canada  T6E 1S2

Anglesey Acceptance Corp.      677,564                     6.3%
PO Box N-4902
Nassau Bahamas

West-Kam Estates Ltd.          800,000                     7.4%
32-21960 River Road
Maple Ridge, BC
Canada

Bob Noble                      817,563                     7.6%
850 Paladin Terrace
Port Coquitlam  BC
Canada V3C 6B2

The Company has been advised that the persons listed above have sole voting, investment, and dispositive power over the shares indicated above. Percent of Class (third column above) is based on 10,765,514 shares of common stock outstanding on March 31, 2001.


Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

There is one material transaction between management and the company. On December 1, 2000, Daniel Mercier, a director, officer and shareholder of 20/20, entered into a License and Option to Purchase Agreement with Global Wireless Services Ltd., the entity which merged with 20/20 Wireless Services then known as Eurokiosk, Inc. Under the Agreement, Mr. Mercier granted a license to Global Wireless of all technical information in respect to the development, engineering, manufacture and sale of the products and services which 20/20 is now offering, known under the Agreement as the Licensed Technology. These products include the wireless telemetry related products as well as the programmable controllers, transducers , power management circuitry and related software. The term of the Agreement is for six (6) years. Additionally, Mr. Mercier granted Global Wireless the option to purchase all his right, title and interest in the Licensed Technology for the sum of One Hundred ($100.00) Dollars. The details of the Licensed Technology are subject to a non-disclosure and confidentiality provisions. The agreement may be terminated at Mr. Mercier's option in the event the company has not raised at least CDN$1,000,000.00 on or before March 31, 2001. The time to raise such capital has been extended to September 30, 2001.

CERTAIN BUSINESS RELATIONSHIPS:
During the fiscal year ended March 31, 2001, there were no material transactions between the Company and its management.

INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended March 31, 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.




Item 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
          FORM 8-K

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


EXHIBIT

   3         Certificate of incorporation and by-laws

   10.1      Distribution Agreement with Winfield Entertainment
               Group

   10.2      Agency Agreement with GRF Comm Provisions, Inc.

   10.3      Distribution Agreement with George H. Baker.

   16        Letter from Graf Repetti & Co.



(C) REPORTS ON FORM 8-K

No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of 20/20 WIRELESS, INC., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


20/20 WIRELESS, INC.
-----------------------
(Registrant)
Date: May 9, 2001

By: /s/ Eric Mackenzie
    -------------------
    President