Form 10-Q
period 2001-06-30
20 20 WIRELESS INC
filed 2001-09-21
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001
-----------------------------------------------------------------

                     20/20 WIRELESS, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                           13-4054666
        --------                           ----------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


511-475 Howe Street
Vancouver, British Columbia                  V6A 1A4
----------------------------------           -------
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (604) 939-2560
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of June 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

         10,765,514 shares of voting common stock

PART I - FINANCIAL INFORMATION

To the Board of Directors of 20/20 Wireless Inc.

We have audited the consolidated balance sheet of 20/20 Wireless Inc., as of June 30, 2001 and the consolidated statements of operations and deficit, and cash flows for the three months then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at June 30, 2001 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.

COQUITLAM, B.C.                     PEACH GODDARD
JULY 31, 2001                       CHARTERED ACCOUNTANTS

                     20/20 WIRELESS INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                          (Audited)
                         U.S. Funds

                                      As Of            As Of
                                  June 30, 2001   March 31, 2001
                                     (Audited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
 Cash                                $    0          $    8

Technology License (Note 2e)        373,019         361,192

Capital Assets (Note 4)               1,563           1,690

Incorporation Costs                     629             629
                                   _________       __________

TOTAL ASSETS                       $375,211        $363,510

LIABILITIES
Current Liabilities
Accounts Payable                    $ 2,500          $  689

Note Payable        (Note 5)              -               -
                                   _________         ________
Due to Shareholders (Note 6)        191,191         166,297
                                  ----------      ----------
Total Liabilities                  $193,691        $166,986

SHAREHOLDERS' EQUITY

Share Capital (Note 7)              362,257         362,257

Deficit                            (180,737)       (165,724)
                                  ----------      ----------
Total Stockholders' Equity          181,520         196,533

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $375,211        $363,519
                                  ==========      ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED JUNE 30, 2001
                        (U.S. Funds)

                            For the 3 Mos Ended    For the 3 Mos
Ended
                               June 30, 2001          March 31,
2001
                            --------------------
--------------------
TOTAL REVENUES:             $     0            $       0

OPERATING EXPENSES:
 Advertising & Promotion      1,253               41,780
 Auto                           660                4,723
 Amortization                   127                  628
 Insurance, licenses and fees     -                  212
 Legal & Accounting           4,000                7,355
 Office                       1,500                7,500
 Rent                         7,200               19,825
 Telephone & Utilities          273                5,232
 Testing                          -                1,154
 Travel                           -                5,218
                          ----------           ----------
                             15,013               93,627
                          ----------           ----------
LOSS FOR THE PERIOD        $(15,013)            $(93,627)
                          ==========           ==========
LOSS PER SHARE - BASIC     $   (.01)            $   (.01)
                          ==========           ==========


The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
               STATEMENT OF CONSOLIDATED CASH FLOWS
             FOR THE THREE MONTHS ENDED JUNE 30, 2001
                          U.S. FUNDS

                       For the 3 Mos Ended    For the 3 Mos Ended
                          June 30, 2001          March 31, 2001
                       --------------------  --------------------
CASH RESOURCE PROVIDED
   BY(USED IN):

OPERATIONS

Cash flow provided by operations
 before the undernoted             $ (15,013)         $  (93,627)
Non-cash working capital               1,811             ( 2,204)
Amortization                             127                 698
                                  ------------       ------------
                                     (13,075)            (95,133)

INVESTING
Purchase Technology License         ( 11,827)           (361,192)
Additions to Capital Assets                -              (2,318)
                                  ------------       ------------
                                    ( 11,827)           (364,139)

FINANCING
Issue of Share Capital                     -             361,192
Shareholder's loans                   24,894              98,088
                                  ------------       ------------

NET INCREASE(DECREASE) IN CASH            (8)                  8

CASH POSITION AT BEGINNING OF PERIOD       8                   0
                                  ------------       ------------
CASH POSITION AT END OF PERIOD       $     0           $       8
                                  ============       ============

The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
                  NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 2001
                          (U.S. FUNDS)


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

a)   Principles of Consolidation

These consolidated financial statements include the accounts of the company and the wholly owned subsidiary, Global Wireless Services Inc. The effective date of purchase was December 20, 2000. Included in these consolidated financial statements are the results of operations of Global Wireless Services Inc. from May 29, 2000 (date of incorporation) to March 31, 2001.

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


c)   Foreign currency transactions

The financial statements of the company are reflected in United States dollars. The company uses the temporal method of accounting for foreign currency translations, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical rates and revenue and expense items are translated at the rate of exchange on the dates they occur.

d)   Capital Assets

Capital Assets are recorded at cost. Amortization is provided using the declining balance method at the following rates:

             Computer Hardware              30%


e)   Technology License

In a related party transaction the company purchased from its President $361,192 for a license to certain technology relating to wireless communications systems. The company may use the licensed technology for a period of six years at which time it can purchase for $100 (US) any residual values in the technology from the President. Amortization of the license will begin once revenues are generated.


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


4.   CAPITAL ASSETS
                                                       2001
                                       Accumulated   Net Book
                              Cost     Amortization    Value
                           ------------------------------------
Computer Hardware           $2,318       $ 755       $ 1,563



5.   NOTE PAYABLE

The company has arranged a loan of $133,000 at 12% per annum. The loan may be drawn upon by the company at its discretion and may be repaid by the company without notice, bonus or penalty. The loan is unsecured and is governed by the laws of British Columbia, Canada, to the exclusion of the law of any other jurisdiction. The loan was arranged on June 26, 2001 and as at year end no advances had been taken.


6.  DUE TO SHAREHOLDERS

Amounts due to shareholders are non-interest bearing and have no specific terms of repayment. The shareholders have indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long term.

7.   SHARE CAPITAL

Authorized

The authorized capital of the company consists of 25,000,000 common shares with a par value of $.001.

Issued and Outstanding
                                      Number         Amount
                                   -----------     ----------
Balance March 31, 1999              1,000,000       $ 1,000
    Issued for cash                    65,000            65
                                   -----------     ----------
Balance March 31, 2000              1,065,000         1,065
    Issued for cash                    50,000            50
    Stock Split                     4,460,000             0
    Issued for purchase of
        technology                  5,190,514       361,142
                                   -----------     ----------
Balance March 31 & June 30, 2001   10,765,514       362,257
                                   ===========     ==========


8.   BUSINESS COMBINATION

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

                2006                   $78,097
                2007                   $93,627
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General Statement - Factors that may affect future results

With the exception of historical information, the matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward looking statements under the 1995 Private Securities Litigation Reform Act (the "Reform" Act) that involve various risks and uncertainties. Typically, these statements are indicated by words such as "anticipates", "expects", "believes", "plans", "could", and similar words and phrases. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include but are not limited to the following:

- In this period the company raised additional working capital in the amount of 133,000.00.This working capital shall be sufficient for the next two-three quarters.
- Ability of the Company to raise additional capital
- Ability of the Company to secure sales of its products and services through its distributors
- Unexpected economic changes in Canada and/or the United
States

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

Item 2.   Changes in Securities

None.


Item 3.   Defaults upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

None.


Item 5.   Other information

None.


Item 6.   Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


20/20 WIRELESS INC.
-------------------
(Registrant)
Date: September 21, 2001

By: /s/ Eric MacKenzie
----------------------
President