Form 10-Q
period 2001-09-30
20 20 WIRELESS INC
filed 2002-01-07
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 2001
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of September 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

         10,765,514 shares of voting common stock

PART I - FINANCIAL INFORMATION

To the Board of Directors of 20/20 Wireless Inc.

We have audited the consolidated balance sheet of 20/20 Wireless Inc., as of September 30, 2001 and the consolidated statements of operations and deficit, and cash flows for the six months then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at September 30, 2001 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.

COQUITLAM, B.C.                     PEACH GODDARD
October 31, 2001                    CHARTERED ACCOUNTANTS

                     20/20 WIRELESS INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                          (Audited)
                         U.S. Funds

                                     As Of           As Of
                                Sep. 30, 2001   March 31, 2001
                                   (Audited)       (Audited)
                               --------------------------------
ASSETS
Current Assets
 Cash                                $    0          $    8

Technology License (Note 2e)        373,019         361,192

Capital Assets (Note 4)               1,446           1,690

Incorporation Costs                     629             629
                                   _________       __________

TOTAL ASSETS                       $375,094        $363,510

LIABILITIES
Current Liabilities
Accounts Payable                    $ 3,400          $  689

Note Payable        (Note 5)        186,436         166,297
                                   _________        ________
Due to Shareholders (Note 6)        189,836         166,986
                                  ----------      ----------
Total Liabilities                  $189,836        $166,986

SHAREHOLDERS' EQUITY

Share Capital (Note 7)              362,257         362,257

Deficit                            (176,999)       (165,724)
                                  ----------      ----------
Total Stockholders' Equity          185,258         196,533

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $375,094        $363,519
                                  ==========      ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                        (U.S. Funds)

                     For the 6 Mos Ended    For the 6 Mos Ended
                     September 30, 2001        March 31, 2001
                    --------------------   --------------------
TOTAL REVENUES:             $     0            $       0

OPERATING EXPENSES:
 Advertising & Promotion      1,253               41,780
 Auto                           660                4,723
 Amortization                   244                  628
 Insurance, licenses and fees     -                  212
 Legal & Accounting           4,900                7,355
 Office                       1,545                7,500
 Rent                         2,400               19,825
 Telephone & Utilities          273                5,232
 Testing                          -                1,154
 Travel                           -                5,218
                          ----------           ----------
                             11,275               93,627
                          ----------           ----------
LOSS FOR THE PERIOD        $(11,275)            $(93,627)
                          ==========           ==========
LOSS PER SHARE - BASIC     $   (.01)            $   (.01)
                          ==========           ==========


The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
               STATEMENT OF CONSOLIDATED CASH FLOWS
            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                          U.S. FUNDS

                       For the 6 Mos Ended    For the 6 Mos Ended
                       September 30, 2001       March 31, 2001
                       --------------------  --------------------
CASH RESOURCE PROVIDED
   BY(USED IN):

OPERATIONS

Cash flow provided by operations
 before the undernoted             $ (11,275)         $  (93,627)
Non-cash working capital               2,711             ( 2,204)
Amortization                             244                 698
                                  ------------       ------------
                                     ( 8,320)            (95,133)

INVESTING
Purchase Technology License         ( 11,827)           (361,192)
Additions to Capital Assets                -              (2,318)
                                  ------------       ------------
                                    ( 11,827)           (364,139)

FINANCING
Issue of Share Capital                     -             361,192
Shareholder's loans                   20,139              98,088
                                  ------------       ------------
                                      20,139             459,280
                                  ------------       ------------

NET INCREASE(DECREASE) IN CASH            (8)                  8

CASH POSITION AT BEGINNING OF PERIOD       8                   0
                                  ------------       ------------
CASH POSITION AT END OF PERIOD       $     0           $       8
                                  ============       ============

The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
                  NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 2001
                          (U.S. FUNDS)


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


4.   CAPITAL ASSETS
                                                       2001
                                       Accumulated   Net Book
                              Cost     Amortization    Value
                           ------------------------------------
Computer Hardware           $2,318       $ 872       $ 1,446



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

(ii) At the date of the business combination, the book values of the assets and liabilities of Eurokiosk, Inc., and Global
     Wireless Inc., are as follows:

                                  20/20 Wireless  Global Wireless
                                  -------------------------------
ASSETS
   Current assets                   $      0        $ 1,856
   Capital assets                          0          1,691
   Other assets                            0        361,821
                                    ----------     ---------
                                           0        365,368
                                    ----------     ---------
LIABILITIES
   Current liabilities                 2,803          1,325
   Other                              78,571         28,699
                                    ----------     ---------
                                      81,374         30,024
                                    ----------     ---------
SHAREHOLDERS EQUITY(DEFICIENCY)       81,374        335,344
                                    ----------     ---------
                                    $      0       $365,368
                                    ==========     =========

The operating results of 20/20 Wireless Inc., and Global Services
Inc., for the nine-month period ended March 31, 2001 were as follows:

                                   20/20 Wireless Global Wireless
                                  -------------------------------
Revenues                            $      0       $      0
                                    ----------     ---------
Net Loss                            $(67,780)      $(25,847)


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


8   INCOME TAX LOSSES

The company has non-capital income tax losses of $39,020, which may be carried forward to reduce future year's taxable income, these losses expire as follows:

                2006                   $78,097
                2007                   $94,689
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


12.   UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

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

20/20 is a development stage company which has minimal operating history. As a result, investors are alerted that any investment in the company entails a high degree of risk. The company has not yet generated any revenue from any products or services and has not commenced operations. The Company seeks to derive revenue from (i) wireless telemetry devices (ii) associated wireless network air time (iii) third party products and services, consisting of the provision of non-20/20 products and services as part of the total contract. The company is a voluntary reporting company with the Securities and Exchange Commission.

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

20/20 will seek to have customers enter into ongoing maintenance agreements that provide for maintenance and technical support services for a period commencing after expiration of the initial warranty period. Maintenance agreements will have a term of twelve months and are invoiced either annually or monthly. Revenue for these services is recognized ratably over the term of the contract.

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

The Company's ability to generate revenue is dependent, in large part, on securing contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations. To date, the Company has not generated any revenue notwithstanding the execution of contracts with customers.

Some of the Company's contracts are subject to cancellation upon notice by the customer. The loss of certain contracts could have a material adverse effect on the Company's business, financial condition, operating results and cash flows. As a result of these and other factors, the Company's results of operations have fluctuated in the past and may continue to fluctuate from period-to-period.

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

Liquidity

The Company requires additional capital to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the development of its products. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


Potential Fluctuations in Quarterly Operating Results

In the event 20/20 begins to generate revenues and secures firm contract orders, its results of operations may fluctuate from period to period depending on a number of factors, including the timing and receipt of significant orders, the timing of completion of contracts, increased competition, changes in the demand for 20/20's products and services, the cancellation of contracts, the timing of new product announcements and introductions, changes in pricing policies by 20/20 and its competitors, delays in the introduction of products or enhancements by 20/20, expenses associated with the acquisition of products or technology from third parties, the mix of sales of 20/20's products and services and third party products, seasonality of customer purchases, personnel changes, and general economic conditions.

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

Because 20/20 is unable to forecast with certainty the receipt of orders for its products and services and 20/20's expense levels are relatively fixed and are based, in part, upon its expectation of future revenue, if revenue levels do not meet expectations as a result of a delay in completing a contract, the inability to obtain new contracts, the cancellation of an existing contract or otherwise, operating results are likely to be adversely effected. As a result, net income may be disproportionately affected because a relatively small amount of 20/20's expenses vary with its revenue. In particular, 20/20 plans to increase its operating expenses to expand any sales and marketing operations, expand its distribution channels, fund greater levels of research and development, enhance distributor training and increase its administrative resources. There can be no assurance that 20/20 will effectively compete in this market or receive sufficient revenues to offset such costs. Additionally, as 20/20 is a development stage company, there is no guarantee that it will be able to secure firm orders for its products or services or to generate significant revenue to become self sufficient in its need for capital.

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


Limited Operating History; History of Losses; Increased Expenses

20/20 has only a limited operating history upon which an evaluation of its business and prospects can be based. As
There can be no assurance of sustained profitability or that, 20/20 will realize revenue growth or be profitable on a quarterly or annual basis. In addition, 20/20 plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, enhance distributor training, and increase its administration resources. A relatively high percentage of 20/20's expenses will be typically fixed in the short term as 20/20's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, 20/20's business, financial condition, operating results and cash flows would be materially adversely affected. 20/20 believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


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


SUBSEQUENT EVENT
----------------

On October 31, 2001, with the majority consent of the shareholders of the company and pursuant to Section 228 of the Delaware General Corporation Law, the shareholders of the company resolved to remove Eric MacKenzie and Thomas J. Manz as directors of the corporation. Both Mr. MacKenzie and Mr. Manz agreed with the resolution and have agreed to step down as directors. The shareholders' action is based on the company's failure to successfully generate revenues during the most recent fiscal year. In the same resolution, the shareholders elected two new members to the Board of Directors to fill the vacancies of Messrs. MacKenzie and Manz. Mr. Dwight Martin and Mr. Mark Turner Tommasi were appointed to the Board of directors until the conclusion of the next annual general meeting of the shareholders of the company.


Item 3. Quantitative and Qualitative Disclosures About Market
        Risk.

The company does not maintain a market in its securities. The risk associated with any investment in the company's securities are those set forth in the Risk Factors section of Item 2 of this document.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

None.


Item 3.   Defaults upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

On October 31, 2001, with the majority consent of the shareholders of the company and pursuant to Section 228 of the Delaware General Corporation Law, the shareholders of the company resolved to remove Eric MacKenzie and Thomas J. Manz as directors of the corporation. Both Mr. MacKenzie and Mr. Manz agreed with the resolution and have agreed to step down as directors. The shareholders' action is based on the company's failure to successfully generate revenues during the most recent fiscal year. In the same resolution, the shareholders elected two new members to the Board of Directors to fill the vacancies of Messrs. MacKenzie and Manz. Mr. Dwight Martin and Mr. Mark Turner Tommasi were appointed to the Board of directors until the conclusion of the next annual general meeting of the shareholders of the company.


Item 5.   Other information

None.


Item 6.   Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


20/20 WIRELESS INC.
-------------------
(Registrant)
Date: November 21, 2001

By: /s/ Daniel Mercier
----------------------
Director