Form 10-Q
period 2001-12-31
20 20 WIRELESS INC
filed 2002-05-01
CIK 1081053

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended December 31, 2001
-----------------------------------------------------------------

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

                      Yes __X____      No_______

As of December 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

         10,765,514 shares of voting common stock

PART I - FINANCIAL INFORMATION

To the Board of Directors of 20/20 Wireless Inc.

We have audited the consolidated balance sheet of 20/20 Wireless Inc., as of December 31, 2001 and the consolidated statements of operations and deficit, and cash flows for the six months then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at December 31, 2001 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.

COQUITLAM, B.C.                     PEACH GODDARD
March 14, 2002                    CHARTERED ACCOUNTANTS

                     20/20 WIRELESS INC.
              CONDENSED CONSOLIDATED BALANCE SHEET
                          (Audited)
                         U.S. Funds

                                      As Of            As Of
                                  Dec. 31, 2001   March 31, 2001
                                     (Audited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
 Cash                                $  168          $    8

Technology License (Note 2e)        373,388         361,192

Capital Assets (Note 4)               1,446           1,690

Incorporation Costs                     629             629
                                   _________       __________

TOTAL ASSETS                       $381,631        $363,510

LIABILITIES
Current Liabilities
Accounts Payable                    $ 3,400          $  689
                                   _________        ________
Due to Shareholders (Note 5)        195,990         166,297
                                  ----------      ----------
Total Liabilities                  $199,390        $166,986

SHAREHOLDERS' EQUITY

Share Capital (Note 6)              362,257         362,257

Deficit                            (180,016)       (165,724)
                                  ----------      ----------
Total Stockholders' Equity          182,241         196,533

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $381,631        $363,519
                                  ==========      ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                        (U.S. Funds)

                     For the 3 Mos Ended    For the 3 Mos Ended
                     December 31, 2001        December 31, 2000
                    --------------------   --------------------
TOTAL REVENUES:             $     0            $       0

OPERATING EXPENSES:
 Advertising & Promotion      1,253                1,491
 Auto                           660                1,500
 Amortization                   244                  628
 Insurance, licenses and fees     -                   95
 Legal & Accounting           4,900                2,183
 Office                       1,545                2,781
 Rent                         5,417                4,450
 Telephone & Utilities          273                  842
 Testing                          -                    -
 Travel                           -                2,105
                          ----------           ----------
                             14,292               16,075
                          ----------           ----------
LOSS FOR THE PERIOD        $(14,292)            $(16,075)
                          ==========           ==========
LOSS PER SHARE - BASIC     $   (.01)            $   (.01)
                          ==========           ==========


The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
               STATEMENT OF CONSOLIDATED CASH FLOWS
            FOR THE Three MONTHS ENDED DECEMBER 31, 2001
                          U.S. FUNDS

                       For the 3 Mos Ended    For the 3 Mos Ended
                       December 31, 2001       December 31, 2000
                       --------------------  --------------------
CASH RESOURCE PROVIDED
   BY(USED IN):

OPERATIONS

Cash flow provided by operations
 before the undernoted             $ (14,292)         $  (16,076)
Non-cash working capital               2,711               ( 552)
Amortization                             244                 628
                                  ------------       ------------
                                    ( 11,337)            (16,000)

INVESTING
Purchase Technology License         ( 18,196)           (361,192)
Additions to Capital Assets                -              (2,318)
Incorporation Cost                                             -
                                  ------------       ------------
                                    ( 18,196)           (363,510)

FINANCING
Issue of Share Capital                     -             361,192
Shareholder's loans                   29,693              18,318
                                  ------------       ------------
                                      29,693             379,510
                                  ------------       ------------

NET INCREASE(DECREASE) IN CASH            160                  0

CASH POSITION AT BEGINNING OF PERIOD       8                   0
                                  ------------       ------------
CASH POSITION AT END OF PERIOD       $   168           $       0
                                  ============       ============


The accompanying notes and accountant's report are an integral part of these financial statements.

                      20/20 WIRELESS INC.
                  NOTES TO FINANCIAL STATEMENTS
                      December 31, 2001
                          (U.S. FUNDS)


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

20/20 is a development stage company which has minimal operating history. As a result, investors are alerted that any investment in the company entails a high degree of risk. The company has not yet generated any revenue from its products or services. During the past quarter 20/20, has not been able to attract investors for the purpose of securing funding or capital to assist in the marketing of its services and products. There is no guarantee that the company will be able to secure funding or capital to develop its operations.

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

The Company believes that recent economic developments and trends may adversely affect levels of capital spending by companies in a variety of industries, including companies in the vertical markets that the Company serves. The Company anticipates that such economic conditions and regulatory trends may affect demand in 2002 for the products and services which 20/20 seeks to offer. A decline in demand for 20/20's products in these markets as a result of economic conditions, or otherwise, may have a material adverse effect on 20/20's business, financial condition, operating results and cash flows.

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

The Company's revenue is dependent, in large part, on securing contracts from a limited number of customers. As a result, any substantial delay in the Company's completion of a contract, the inability of the Company to obtain new contracts or the cancellation of an existing contract by a customer could have a material adverse effect on the Company's results of operations. Although 20/20 has executed contracts with parties for the distribution of 20/20's telemetry products, no products have yet been sold and no revenue has been generated. 20/20 does not believe that any revenue will be generated from the contracts it has previously executed owing to the failure of the distributor to fulfil its contractual obligations.

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

Liquidity

The Company requires additional capital principally to meet its costs for the development of its business, for general and administrative expenses and to fund costs associated with the development of its products. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


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

Although 20/20 has executed contracts with parties for the distribution of 20/20's telemetry products, no products have yet been sold and no revenue has been generated. 20/20 does not believe that any revenue will be generated from the contracts it has previously executed owing to the failure of the distributor to fulfil its contractual obligations.


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


Limited Operating History; History of Losses; Increased Expenses

20/20 has only a limited operating history upon which an evaluation of its business and prospects can be based. As of December 31, 2001, 20/20 had an accumulated deficit of $180,016. There can be no assurance of profitability or that, 20/20 will realize revenue or be profitable on a quarterly or annual basis. In addition, 20/20 plans to increase its operating expenses to expand its sales and marketing operations, fund greater levels of research and development, enhance distributor training, and increase its administration resources. A relatively high percentage of 20/20's expenses will be typically fixed in the short term as 20/20's expense levels are based, in part, on its expectations of future revenue. To the extent that such expenses precede or are not subsequently followed by increased revenue, 20/20's business, financial condition, operating results and cash flows would be materially adversely affected. 20/20 believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.


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


Dependence on Key Personnel

20/20's success and operating results are substantially dependent on the continued service and performance of its senior management. Competition for such personnel is intense, and there can be no assurance that 20/20 can retain its key managerial employees or that it will be able to attract or retain highly-qualified technical and managerial personnel in the future. The loss of the services of any of 20/20's senior management or other key employees or the inability to attract and retain the necessary technical, sales and managerial personnel could have a material adverse effect upon 20/20's business, financial condition, operating results and cash flows.


Dependence on Selected Vertical Markets

20/20's believes that any revenue will be derived from the sale of products and services to customers in the CATV and electronic vending industries. 20/20 believes that 75% of such revenue will come from the vending application, with the remaining 25% from CATV. Adverse economic developments and trends may affect levels of capital spending by companies in our target markets. A decline in demand for 20/20's products in the CATV and electronic vending industries as a result of economic conditions, regulatory trends, competition, technological change or otherwise, would have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. There can be no assurance that 20/20 will be able to continue to diversify its product offerings or revenue base by entering into new vertical markets.


Dependence on Marketing Relationships

20/20's products are marketed by 20/20's distribution partner.
To date, the company's distribution partner has failed to achieve any sales on behalf of the company and there is doubt as to whether the partner will be able to successfully market 20/20's products. The loss of this other any other partners, the failure of parties to perform under agreements with 20/20 or the inability of 20/20 to attract and retain new distributors with the technical, industry and application experience required to market 20/20's products successfully could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. 20/20 expects that it may enter into certain joint ventures in order to facilitate its expansion into other markets. To the extent that such joint ventures are not successful, there could be a material adverse effect on 20/20's business, financial condition, operating results and cash flows.


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


Dependence on Third Parties

Certain contracts entered in the future may require 20/20 to supply, coordinate and install third party products and services. 20/20 believes that there are a number of acceptable vendors and subcontractors for most of its required products, but in many cases, despite the availability of multiple sources, 20/20 may select a single source in order to maintain quality control and to develop a strategic relationship with the supplier or may be directed by a customer to use a particular product. The failure of a third party supplier to provide a sufficient supply of parts and components or products and services in a timely manner could have a material adverse effect on 20/20's results of operations. In addition, any increase in the price of one or more of these products, components or services could have a material adverse effect on 20/20's business, financial condition, operating results and cash flows. Additionally, under certain circumstances, 20/20 supplies products and services to a customer through a larger company with a more established reputation acting as a project manager or systems integrator. In such circumstances, 20/20 has a sub-contract to supply its products and services to the customer through the prime contractor. In these circumstances, 20/20 is at risk that situations may arise outside of its control that could lead to a delay, cost over-run or cancellation of the prime contract which could also result in a delay, cost over-run or cancellation of 20/20's sub-contract. The failure of a prime contractor to supply its products and services or perform its contractual obligations to the customer in a timely manner could have a material adverse effect on 20/20's financial condition, results of operations and cash flows.


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



SUBSEQUENT EVENT
----------------

On December 31, 2001, Mr. Dwight Martin resigned as a director
of the corporation.   On the same date, the shareholders elected
one new member to the Board of Directors to fill the vacancy of Mr. Dwight Martin. Mr. Grant Morrison of Langley B.C. was appointed to the Board of directors.


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

None.


Item 3.   Defaults upon Senior Securities

None.


Item 4.   Submission of Matters to a Vote of Security Holders

On December 31, 2001, Mr. Dwight Martin resigned as a director
of the corporation.   On the same date, the shareholders elected
one new member to the Board of Directors to fill the vacancy of Mr. Dwight Martin. Mr. Grant Morrison of Langley B.C. was appointed to the Board of directors.


Item 5.   Other information

None.


Item 6.   Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


20/20 WIRELESS INC.
-------------------
(Registrant)
Date: April 26, 2002

By: /s/ Daniel Mercier
----------------------
Director